Form 10QSB
period 2002-12-31
COUGAR HOLDINGS INC
filed 2003-01-24
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

DECEMBER 31, 2002

Commission File Number 0-50096

 COUGAR HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Nevada, USA	46-0484576
(State or other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

10655 NE 4th Street, Suite 400
Bellevue, WA 98004
(Address of principal executive offices

(604) 879-9001
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of December 31, 2002, there were 3,390,001 shares of common stock, $.001 par value, of Cougar Holdings Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Cougar Holdings Inc.	Page 1 of 15	Form 10-QSB December 31, 2002

Table of Contents
		Page

PART I

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Plan of Operation	8

Item 3.	Controls and Procedures	11

PART II

Item 1.	Legal Proceedings
		11
Item 5.	Other Information
		11
Item 6.	Exhibits and Reports on Form 8-K
		12

SIGNATURES

	Signatures	12

CERTIFICATIONS

	Certifications	12

Cougar Holdings Inc.	Page 2 of 15	Form 10-QSB December 31, 2002

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
December 31, 2002
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2002 (unaudited) and June 30, 2002	FS 2

Statements of Operations for the three and six months ended December 31, 2002
and 2001, and from inception on June 2, 1999 through December 31, 2002	FS 3

Statements of Cash Flows for the six months ended December 31, 2002
and 2001, and from inception on June 2, 1999 through December 31, 2002	FS 4

Condensed Notes to Financial Statements	FS 5

Page FS 1

Cougar Holdings Inc.	Page 3 of 15	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
December 31, 2002 and June 30, 2002
(Unaudited)

ASSETS

	Dec. 31, 2002	Jun. 30, 2002
	(Unaudited)

Current assets:
Cash	$ 3,811	$ 10,200
Total current assets	3,811	10,200

Fixed assets:
Equipment, net of accumulated depreciation of
$2,802 and $2,314 respectively	2,074	2,562

Total assets	$ 5,885	$ 12,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Non-current liabilities:
Related party payables	$ 48,503	$ 48,503
Total liabilities	$ 48,503	$ 48,503

Stockholders' deficit
Common stock, $0.001 par value;
200,000,000 shares authorized; 3,390,001
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Accumulated deficit incurred during
the exploration stage	(61,419)	(54,542)
Total stockholders' deficit	(42,618)	(35,741)

Total liabilities and stockholders' deficit	$ 5,885	$ 12,762

(See accompanying notes)

Page FS 2

Cougar Holdings Inc.	Page 4 of 15	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
For the Three and Six Months Ended December 31, 2002 and 2001
And from Inception on June 2, 1999 through December 31, 2002
(Unaudited)

For the period
	from inception	For the three	For the six	For the three	For the six
	on Jun. 2, 1999	months ended	months ended	months ended	months ended
	to Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other Income:

Interest income	$ 23	$ 6	$ 23	$ 0	$ 0

Operating expenses:

Mining property expenses	$ 1,464	$ 0	$ 0	$ 0	$ 0
General and administrative
expenses	59,978	2,641	6,900	244	488
	61,442	2,641	6,900	244	488

Net loss	$ 61,419	$ 2,635	$ 6,877	$ 244	$ 488

Net loss per share-basic (Note 3)	$ 0.03	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average common
shares outstanding-basic	1,780,246	3,390,001	3,390,001	2,800,001	2,800,001

(See accompanying notes)

Page FS 3

Cougar Holdings Inc.	Page 5 of 15	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the period
	from inception	For the six	For the six
	on June 2, 1999	months ended	months ended
	to Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (61,419)	$ (6,877)	$ (488)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	2,802	488	488
Change in:
Related party payables	57,104	0	0
Net cash used by operating activities	(1,513)	(6,389)	0

Cash flows from investing activities:
Purchase of equipment	(4,876)	0	0
Net cash used by investing activities	(4,876)	0	0

Cash flows from financing activities:
Sales of common stock	10,200	0	0
Net cash provided by financing	10,200	0	0
activities

Net change in cash	3,811	(6,389)	0

Cash, beginning of period	0	10,200	0

Cash, end of period	$ 3,811	$ 3,811	$ 0

Supplemental disclosure of cash flow information
Noncash financing activity
Common stock issued for related
party payable	$ 8,600

(See accompanying notes)

Page FS 4

Cougar Holdings Inc.	Page 6 of 15	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
(Unaudited)

 1.       Basis of Financial Statement Preparation

The financial statements have been prepared by COUGAR HOLDINGS INC. without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2002, included in the Company's Form 10-SB.  The results of operations for the period ended December 31, 2002 are not necessarily indicative of operating results for the fiscal year ended June 30, 2003.

2.       Exploration Stage Company

We are an exploration stage company formed to explore our three properties in Canada for the presence of gemstones.  Activities to date have consisted solely of the staking of mining claims.  We have not yet developed any mining properties into a producing mine, nor have we earned revenue from any of the properties.  We have minimal cash and  no history of earnings.  Since we have been an exploration stage company since inception and have not generated revenues, we operate with minimal overhead.

3.       Net Loss Per Share

At December 31, 2002 and 2001, the Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

Page FS 5

Cougar Holdings Inc.	Page 7 of 15	Form 10-QSB December 31, 2002

Item 2. Management's Discussion and Analysis or Plan of Operation

We are an exploration stage company formed to explore our three properties in Canada for the presence of gemstones.

We have interests in three properties which we may explore.  The three interests consist of a 100% interest in each of the WCT1, WC1 and WC2 mineral properties located near the city of Vernon, British Columbia, Canada.  None of our properties contain a known commercially viable deposit suitable for mining.

On September 29, 2002, the Board of Directors appointed Terry G. Cook as the Company's Chief Financial Officer or "CFO" and appointed Terry G. Cook as the Company's Treasurer.

Activities to date have consisted solely of the staking of mining claims.  We have not yet developed any mining properties into a producing mine, nor have we earned revenue from any of the properties.  We have minimal cash and  no history of earnings.  Since we have been an exploration stage company since inception and have not generated revenues, we operate with minimal overhead.    The Company will need to raise additional funds, either in the form of an advance or an equity investment by the Company's President; or in the form of equity investment by outside investors, or some combination of each.

Management is focused on the immediate task of improving the Company's ability to attract equity capital.

Mineral Claims

The Company holds three mining claims.

The WCT1 Claim - Vernon area, southeastern British Columbia

The WCT1 is not a producing property.  It is currently dormant.  We have, to date, no revenue from mining operations on The WCT1 claim.

The WCT1 claim consists of the following mineral claim, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date

WCT1	391700	20	01/31/02

The WCT1 claim is recorded in Mr. Cook's name and held in trust for Cougar Holdings, Inc. by Mr. Cook in order to minimize fees.  Terry G. Cook has no interest whatsoever in the said mineral claims other than that of a bare trustee.  Any distribution whether income or capital and whether in cash or otherwise, and any rights in respect of the mineral claim do not in any manner belong to Terry G. Cook, but are the property of Cougar Holdings, Inc.  Terry G. Cook will deliver full title on demand to Cougar Holdings, Inc. for as long as the claim is in good standing with the Province of British Columbia.

Cougar Holdings Inc.	Page 8 of 15	Form 10-QSB December 31, 2002

The WC1 and WC2 Claims

The WC1 and WC2 claims are not producing properties.  They are both currently dormant.  We have, to date, no revenue from mining operations on the WC1 and WC2 claims.

The WC1 and WC2 claims were staked, together with the WCT1 claim, and recorded on January 31, 2002.

The WC1 and WC2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date

WC1	391701	20	01/31/02
WC2	391702	20	01/31/02

The WC1 and WC2 claims are recorded in Mr. Cook's name and held in trust for Cougar Holdings Inc. by Mr. Cook in order to minimize fees.  Terry G. Cook has no interest whatsoever in the said mineral claims other than that of a bare trustee.  Any distribution whether income or capital and whether in cash or otherwise, and any rights in respect of the mineral claim do not in any manner belong to Terry G. Cook, but are the property of Cougar Holdings, Inc.  Terry G. Cook will deliver full title on demand to Cougar Holdings, Inc. for as long as the claim is in good standing with the Province of British Columbia.

Liquidity and Capital Resources

The Company's cash position was $3,811 at December 31, 2002, compared to $10,200 at June 30, 2002.

The Company had a working capital position of $3,811 at December 31, 2002, compared to $10,200 at June 30, 2002.

The balance of related party payables was $48,503 payable to Hudson Capital Corporation on December 31, 2002 compared to $48,503 on June 30, 2002.  On December 30, 2002, Hudson agreed not to demand payment on any of the Company's related party payables until July1, 2004.

Results of Operation

The Company had no operating revenue for the quarter and no operating revenue for the six-month period ended December 31, 2002 compared to no operating revenue for the quarter and six-month period ended December 31, 2001.  The Company had $6 of other income for the quarter and $23 of other income for the six-month period ended December 31, 2002 compared to no other income for the quarter and six-month period ended December 31, 2001.  Other income consisted solely of interest income.

The Company recorded a net loss of ($2,635) for the quarter ended December 31, 2002 and a net loss of ($6,877) for the six-month period ended December 31, 2002, compared to a net loss of ($244) for the quarter ended December 31, 2001 and a net loss of ($488) for the six-month period ended December 31, 2001.

Cougar Holdings Inc.	Page 9 of 15	Form 10-QSB December 31, 2002

The Company incurred administrative expenses of $2,635 for the quarter ended December 31, 2002 and administrative expenses of $6,877 for the six-month period ended December 31, 2002, compared to $244 for the quarter ended December 31, 2001 and $488 for the six-month period ended December 31, 2001.

Forward-Looking Statements

From time-to-time, the Company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result", "are expected to", "will continue", " is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").

The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

The risks identified here are not inclusive. Furthermore, reference is also made to other sections of this Statement that include additional factors that could adversely impact the Company's business and financial performance. Also, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ significantly from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Description of Property

The Company does not own any property.

Office Facilities

The Company's executive offices are currently located at 10655 NE 4th Street, Suite 400, Bellevue, WA 98004 in an area comprised of approximately 200 square feet.  The space is provided at no cost to the Company by the President and any resulting rent expense if the space were rented to the Company would be immaterial.  The Company considers the facilities adequate for current purposes.

Cougar Holdings Inc.	Page 10 of 15	Form 10-QSB December 31, 2002

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of December 31, 2002, there were 3,390,001 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Item 3. Controls and Procedures

Our President, acting in the capacity of principal executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on January 14, 2003.  Based on this evaluation, our President concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended December 31, 2002.

Subsequent to January 14, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Cougar Holdings Inc.	Page 11 of 15	Form 10-QSB December 31, 2002

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits 27 Financial Data Schedule - Not included.

(B) The Company did not file any reports on Form 8-K during the three month period ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

Terry G. Cook
President

Date: January 22, 2003

Cougar Holdings Inc.	Page 12 of 15	Form 10-QSB December 31, 2002

CERTIFICATIONS

Principal Executive Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cougar Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Cougar Holdings Inc.	Page 13 of 15	Form 10-QSB December 31, 2002

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 22, 2003

Terry G. Cook
President

Principal Financial Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cougar Holdings Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

Cougar Holdings Inc.	Page 14 of 15	Form 10-QSB December 31, 2002

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 22, 2003

Terry G. Cook
Chief Financial Officer

Cougar Holdings Inc.	Page 15 of 15	Form 10-QSB December 31, 2002