Form 10QSB/A
period 2002-12-31
COUGAR HOLDINGS INC
filed 2003-03-07
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
AMENDMENT NO. 1

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

As of December 31, 2002, there were 3,390,001 shares of common stock, $.001 par value, of Cougar Holdings Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Cougar Holdings Inc.	Page 1 of 16	Form 10-QSB December 31, 2002

Cougar Holdings Inc.	Page 2 of 16	Form 10-QSB December 31, 2002

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
December 31, 2002
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2002 (unaudited) and June 30, 2002	FS 2

Statements of Operations for the three and six months ended December 31, 2002
and 2001, and from inception on June 2, 1999 through December 31, 2002	FS 3

Statements of Cash Flows for the six months ended December 31, 2002
and 2001, and from inception on June 2, 1999 through December 31, 2002	FS 4

Condensed Notes to Financial Statements	FS 5

Page FS 1

Cougar Holdings Inc.	Page 3 of 16	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
December 31, 2002 and June 30, 2002
(Unaudited)

ASSETS

	Dec. 31, 2002	Jun. 30, 2002
	(Unaudited)

Current assets:
Cash	$ 3,811	$ 10,200
Total current assets	3,811	10,200

Fixed assets:
Equipment, net of accumulated depreciation of
$2,802 and $2,314 respectively	2,074	2,562

Total assets	$ 5,885	$ 12,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Non-current liabilities:
Related party payables	$ 48,503	$ 48,503
Total liabilities	$ 48,503	$ 48,503

Stockholders' deficit
Common stock, $0.001 par value;
200,000,000 shares authorized; 3,390,001
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Accumulated deficit incurred during
the exploration stage	(61,419)	(54,542)
Total stockholders' deficit	(42,618)	(35,741)

Total liabilities and stockholders' deficit	$ 5,885	$ 12,762

(See accompanying notes)

Page FS 2

Cougar Holdings Inc.	Page 4 of 16	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
For the Three and Six Months Ended December 31, 2002 and 2001
And from Inception on June 2, 1999 through December 31, 2002
(Unaudited)

For the period
	from inception	For the three	For the six	For the three	For the six
	on Jun. 2, 1999	months ended	months ended	months ended	months ended
	to Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other Income:

Interest income	$ 23	$ 6	$ 23	$ 0	$ 0

Operating expenses:

Mining property expenses	$ 1,464	$ 0	$ 0	$ 0	$ 0
General and administrative
expenses	59,978	2,641	6,900	244	488
	61,442	2,641	6,900	244	488

Net loss	$ 61,419	$ 2,635	$ 6,877	$ 244	$ 488

Net loss per share-basic (Note 3)	$ 0.03	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average common
shares outstanding-basic	1,780,246	3,390,001	3,390,001	2,800,001	2,800,001

(See accompanying notes)

Page FS 3

Cougar Holdings Inc.	Page 5 of 16	Form 10-QSB December 31, 2002

Cougar Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the period
	from inception	For the six	For the six
	on June 2, 1999	months ended	months ended
	to Dec. 31, 2002	Dec. 31, 2002	Dec. 31, 2001
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (61,419)	$ (6,877)	$ (488)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	2,802	488	488
Change in:
Related party payables	57,104	0	0
Net cash used by operating activities	(1,513)	(6,389)	0

Cash flows from investing activities:
Purchase of equipment	(4,876)	0	0
Net cash used by investing activities	(4,876)	0	0

Cash flows from financing activities:
Sales of common stock	10,200	0	0
Net cash provided by financing	10,200	0	0
activities

Net change in cash	3,811	(6,389)	0

Cash, beginning of period	0	10,200	0

Cash, end of period	$ 3,811	$ 3,811	$ 0

Supplemental disclosure of cash flow information
Noncash financing activity
Common stock issued for related
party payable	$ 8,600

(See accompanying notes)

Page FS 4

Cougar Holdings Inc.	Page 6 of 16	Form 10-QSB December 31, 2002

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

Page FS 5

Cougar Holdings Inc.	Page 7 of 16	Form 10-QSB December 31, 2002

Item 2. Management's Discussion and Analysis or Plan of Operation

Information in this section is current as of March 6, 2003.

We are an exploration stage company formed to explore our properties in Canada for the presence of gemstones.

We have interests in two properties which we may explore.  The two interests consist of a 100% interest in each of the WC1 and WC2 mineral properties located near the city of Vernon, British Columbia, Canada.  None of our properties contain a known commercially viable deposit suitable for mining.

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

Mineral Claims

Subsequent to December 31, 2002, the WCT1, WC1 and WC2 mining claims expired on January 24, 25 and 26, 2003 respectively.  The WC1 and WC2 claims were re-staked on February 15, 2003 and February 16, 2003 respectively and recorded with the Province of British Columbia, Mineral Titles Branch of the Ministry of Energy and Mines, Energy and Minerals Division on February 21, 2003.  The new tenure number for the WC1 claim is 400328 and the new tenure number for the WC2 claim is 400329.  The new expiry dates for these claims are February 14, 2004 for the WC1 claim and February 15, 2004 for the WC2 claim.  Management, in consultation with William E. Lumley, the Company's geologist, decided to focus exclusively on the WC1 and WC2 claims as they are contiguous claims and are each largely unexplored to date.  As a result, we have chosen to concentrate our limited resources on the WC1 and WC2 properties and the WCT1 claim was allowed to lapse and not re-staked.  The costs for re-staking the WC1 and WC2 claims were $2,400 and were paid from our current cash balance.

Cougar Holdings Inc.	Page 8 of 16	Form 10-QSB December 31, 2002

Current Properties - The WC1 and WC2 Claims

The WC1 and WC2 claims are not producing properties.  They are both currently dormant.  We have, to date, no revenue from mining operations on the WC1 and WC2 claims.

The WC1 and WC2 claims were re-staked on February 15 and 16, 2003 respectively and recorded on February 21, 2003.

The WC1 and WC2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WC1	400328	20	02/21/03	02/14/04
WC2	400329	20	02/21/03	02/15/04

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

Previous Property - The WCT1 Claim

The WCT1 claim, which is in close proximity to our WC1 and WC2 mineral claims, was staked on January 25, 2002 and allowed to lapse on January 24, 2003 as we have chosen to concentrate our limited resources on the WC1 and WC2 properties.

The WCT1 is not a producing property and is currently dormant.  We did not generate any revenue from mining operations on The WCT1 claim.

The WCT1 claim consisted of the following mineral claim, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WCT1	391700	20	01/31/02	01/24/03

The WCT1 claim was recorded in Mr. Cook's name and held in trust for Cougar Holdings, Inc. by Mr. Cook in order to minimize fees.  Terry G. Cook had no interest whatsoever in the said mineral claims other than that of a bare trustee.

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

Subsequent to December 31, 2002, Hudson Capital Corporation advanced $9,000 to Cougar Holdings Inc on March 5, 2003.  As such, the Company's cash balance following the February 2003 re-staking of the WC1 and WC2 properties is $10,400.

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

Cougar Holdings Inc.	Page 9 of 16	Form 10-QSB December 31, 2002

The Company incurred administrative expenses of $2,635 for the quarter ended December 31, 2002 and administrative expenses of $6,877 for the six-month period ended December 31, 2002, compared to $244 for the quarter ended December 31, 2001 and $488 for the six-month period ended December 31, 2001.

Forward-Looking Statements

Some discussions in this quarterly filing may contain forward-looking statements and and prospective in nature.  Such forward-looking statements reflect managements beliefs and assumptions and are based on information currently available to management.  Forward looking statements are statements that express our goals, beliefs, plans, current expectations or other statements regarding matters that are not historical facts.  Forward-looking statements are often identified by words such as "believes", "anticipates", "expects", "estimates" and similar expressions, or words which, by their nature, refer to future events.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in such statements.

Such factors include, among others, the following:  local, national and international general economic and market conditions; the ability of the Company to attract equity capital; the ability of the Company to implement our proposed exploration program and the success thereof; existing government regulations and changes in, or the failure to comply with, government regulations; changes in business strategy or development plans; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly release the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Cougar Holdings Inc.	Page 10 of 16	Form 10-QSB December 31, 2002

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

Cougar Holdings Inc.	Page 11 of 16	Form 10-QSB December 31, 2002

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) The Company did not file any reports on Form 8-K during the three month period ended December 31, 2002.

Cougar Holdings Inc.	Page 12 of 16	Form 10-QSB December 31, 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

Terry G. Cook
President

Date: March 6, 2003

Cougar Holdings Inc.	Page 13 of 16	Form 10-QSB December 31, 2002

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

Cougar Holdings Inc.	Page 14 of 16	Form 10-QSB December 31, 2002

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

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

Cougar Holdings Inc.	Page 15 of 16	Form 10-QSB December 31, 2002

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

Date: March 6, 2003

Terry G. Cook
Chief Financial Officer

Cougar Holdings Inc.	Page 16 of 16	Form 10-QSB December 31, 2002