Form 10QSB
period 2003-03-31
COUGAR HOLDINGS INC
filed 2003-04-30
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTER ENDED

MARCH 31, 2003

Commission File Number 0-50096

 COUGAR HOLDINGS INC.
(Exact name of registrant as specified in its charter)
Nevada, USA	30-0135720
(State or other Jurisdiction	(IRS Employer Identification No.)
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

As of March 31, 2003, there were 3,390,001 shares of common stock, $.001 par value, of Cougar Holdings Inc. issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /x/

Cougar Holdings Inc.	Page 1 of 17	Form 10-QSB March 31, 2003

Cougar Holdings Inc.	Page 2 of 17	Form 10-QSB March 31, 2003

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
March 31, 2003
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, March 31, 2003 (unaudited) and June 30, 2002	FS 2

Statements of Operations for the three and nine months ended March 31, 2003
and 2002, and from inception on June 2, 1999 through March 31, 2003	FS 3

Statements of Cash Flows for the nine months ended March 31, 2003
and 2002, and from inception on June 2, 1999 through March 31, 2003	FS 4

Condensed Notes to Financial Statements	FS 5

Page FS 1

Cougar Holdings Inc.	Page 3 of 17	Form 10-QSB March 31, 2003

Cougar Holdings Inc.
(An Exploration Stage Company)
Balance Sheets
March 31, 2003 and June 30, 2002
(Unaudited)

ASSETS

	Mar. 31, 2003	Jun. 30, 2002
	(Unaudited)

Current assets:
Cash	$ 9,366	$ 10,200
Total current assets	9,366	10,200

Fixed assets:
Equipment, net of accumulated depreciation of
$3,045 and $2,314 respectively	1,831	2,562

Total assets	$ 11,197	$ 12,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Non-current liabilities:
Related party payables	$ 57,503	$ 48,503
Total liabilities	$ 57,503	$ 48,503

Stockholders' deficit
Common stock, $0.001 par value;
200,000,000 shares authorized; 3,390,001
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Accumulated deficit incurred during
the exploration stage	(65,107)	(54,542)
Total stockholders' deficit	(46,306)	(35,741)

Total liabilities and stockholders' deficit	$ 11,197	$ 12,762

(See accompanying notes)

Page FS 2

Cougar Holdings Inc.	Page 4 of 17	Form 10-QSB March 31, 2003

Cougar Holdings Inc.
(An Exploration Stage Company)
Statements of Operations
For the Three and Nine Months Ended March 31, 2003 and 2002
And from Inception on June 2, 1999 through March 31, 2003
(Unaudited)

For the period
	from inception	For the three	For the nine	For the three	For the nine
	on Jun. 2, 1999	months ended	months ended	months ended	months ended
	to Mar. 31, 2003	Mar. 31, 2003	Mar. 31, 2003	Mar. 31, 2002	Mar. 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other Income:

Interest income	$ 28	$ 5	$ 28	$ 0	$ 0

Operating expenses:

Mining property expenses	$ 3,872	$ 2,408	$ 2,408	$ 1,464	$ 1,464
General and administrative
expenses	61,263	1,285	8,185	244	732
	65,135	3,693	10,593	244	732

Net loss	$ 65,107	$ 3,688	$ 10,565	$ 1,708	$ 2,196

Net loss per share-basic (Note 3)	$ 0.03	$ Nil	$ Nil	$ Nil	$ Nil

Weighted average common
shares outstanding-basic	1,883,878	3,390,001	3,390,001	2,852,445	2,817,227

(See accompanying notes)

Page FS 3

Cougar Holdings Inc.	Page 5 of 17	Form 10-QSB March 31, 2003

Cougar Holdings Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the period
	from inception	For the nine	For the nine
	on June 2, 1999	months ended	months ended
	to Mar. 31, 2003	Mar. 31, 2003	Mar. 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$ (65,107)	$ (10,565)	$ (488)
Adjustments to reconcile net loss to net
cash used by operating activities
Depreciation	3,045	731	488
Change in:
Related party payables	66,104	9,000	0
Net cash used by operating activities	4,042	(834)	0

Cash flows from investing activities:
Purchase of equipment	(4,876)	0	0
Net cash used by investing activities	(4,876)	0	0

Cash flows from financing activities:
Sales of common stock	10,200	0	0
Net cash provided by financing	10,200	0	0
activities

Net change in cash	9,366	(834)	0

Cash, beginning of period	0	10,200	0

Cash, end of period	$ 9,366	$ 9,366	$ 0

Supplemental disclosure of cash flow information
Noncash financing activity
Common stock issued for related
party payable	$ 8,600

(See accompanying notes)

Page FS 4

Cougar Holdings Inc.	Page 6 of 17	Form 10-QSB March 31, 2003

Cougar Holdings Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
(Unaudited)

 1.       Basis of Financial Statement Preparation

The financial statements have been prepared by COUGAR HOLDINGS INC. without audit and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2002, included in the Company's Form 10-SB.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of operating results for the fiscal year ending June 30, 2003.

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

3.       Net Loss Per Share

At March 31, 2003 and 2002, the Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

Page FS 5

Cougar Holdings Inc.	Page 7 of 17	Form 10-QSB March 31, 2003

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Information in this section is current as of April 28, 2003.

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

Management is focused on the immediate task of improving the Company's ability to attract equity capital.

Cougar Holdings Inc.	Page 8 of 17	Form 10-QSB March 31, 2003

Mineral Claims

The WCT1, WC1 and WC2 mining claims expired on January 24, 25 and 26, 2003 respectively.  The WC1 and WC2 claims were re-staked on February 15, 2003 and February 16, 2003 respectively and recorded with the Province of British Columbia, Mineral Titles Branch of the Ministry of Energy and Mines, Energy and Minerals Division on February 21, 2003.  The new tenure number for the WC1 claim is 400328 and the new tenure number for the WC2 claim is 400329.  The new expiry dates for these claims are February 14, 2004 for the WC1 claim and February 15, 2004 for the WC2 claim.  Management, in consultation with William E. Lumley, the Company's geologist, decided to focus exclusively on the WC1 and WC2 claims as they are contiguous claims and are each largely unexplored to date.  As a result, we have chosen to concentrate our limited resources on the WC1 and WC2 properties and the WCT1 claim was allowed to lapse and not re-staked.  The costs for re-staking the WC1 and WC2 claims were $2,408 and were paid from our current cash balance.

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

The WCT1 is not a producing property and is currently dormant.  We did not generate any revenue from mining operations on The WCT1 claim.

Cougar Holdings Inc.	Page 9 of 17	Form 10-QSB March 31, 2003

The WCT1 claim consisted of the following mineral claim, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WCT1	391700	20	01/31/02	01/24/03

The WCT1 claim was recorded in Mr. Cook's name and held in trust for Cougar Holdings, Inc. by Mr. Cook in order to minimize fees.  Terry G. Cook had no interest whatsoever in the said mineral claims other than that of a bare trustee.

Liquidity and Capital Resources

The Company's cash position was $9,366 at March 31, 2003, compared to $10,200 at June 30, 2002.

The Company had a working capital position of $9,366 at March 31, 2003, compared to $10,200 at June 30, 2002.

The balance of related party payables was $57,503 payable to Hudson Capital Corporation on March 31, 2003 compared to $48,503 on June 30, 2002.  On December 30, 2002, Hudson agreed not to demand payment on any of the Company's related party payables until July1, 2004.

Hudson Capital Corporation advanced $9,000 to Cougar Holdings Inc on March 5, 2003.  As such, the Company's cash balance following the February 2003 re-staking of the WC1 and WC2 properties is $9,366.

Results of Operation

The Company had no operating revenue for the quarter and no operating revenue for the nine-month period ended March 31, 2003 compared to no operating revenue for the quarter and nine-month period ended March 31, 2002.  The Company had $5 of other income for the quarter and $28 of other income for the nine-month period ended March 31, 2003 compared to no other income for the quarter and nine-month period ended March 31, 2002.  Other income consisted solely of interest income.

The Company recorded a net loss of ($3,688) for the quarter ended March 31, 2003 and a net loss of ($10,565) for the nine-month period ended March 31, 2003, compared to a net loss of ($244) for the quarter ended March 31, 2002 and a net loss of ($732) for the nine-month period ended March 31, 2002.

The Company incurred mining property expenses of $2,408 for the quarter ended March 31, 2003 and mining property expenses of $2,408 for the nine-month period ended March 31, 2003, compared to $1,464 for the quarter ended March 31, 2002 and $1,464 for the nine-month period ended March 31, 2002.

Cougar Holdings Inc.	Page 10 of 17	Form 10-QSB March 31, 2003

The Company incurred administrative expenses of $1,285 for the quarter ended March 31, 2003 and administrative expenses of $8,185 for the nine-month period ended March 31, 2003, compared to $244 for the quarter ended March 31, 2002 and $732 for the nine-month period ended March 31, 2002.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of March 31, 2003, there were 3,390,001 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

Cougar Holdings Inc.	Page 11 of 17	Form 10-QSB March 31, 2003

Item 3. Controls and Procedures

Valuation of Disclosure Controls and Procedures

The Company, within the 90-day period prior to the filing date of this report, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures.  The Company's President, acting in the capacity of principal executive officer and chief financial officer, supervised and participated in the evaluation.  Based on this evaluation, the Company's President concluded that the Company's disclosure controls and procedures were effective as of the evaluation date.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Cougar Holdings Inc.	Page 12 of 17	Form 10-QSB March 31, 2003

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2003.

Cougar Holdings Inc.	Page 13 of 17	Form 10-QSB March 31, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

Terry G. Cook
President

Date: April 28, 2003

Cougar Holdings Inc.	Page 14 of 17	Form 10-QSB March 31, 2003

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

Cougar Holdings Inc.	Page 15 of 17	Form 10-QSB March 31, 2003

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

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

Cougar Holdings Inc.	Page 16 of 17	Form 10-QSB March 31, 2003

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

Date: April 28, 2003

Terry G. Cook
Chief Financial Officer

Cougar Holdings Inc.	Page 17 of 17	Form 10-QSB March 31, 2003