Form 10KSB
period 2003-06-30
COUGAR HOLDINGS INC
filed 2003-09-30
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 0-50096

COUGAR HOLDINGS, INC. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	30-0135720 (I.R.S. Employer Identification No.)

10655 NE 4th Street, Suite 400, Bellevue, WA (Address of principal executive offices)	98004 (Zip Code)

Issuer's telephone number (604) 879-9001

Securities registered under Section 12(b) of the Exchange Act:

Title of each class ___________________________________ ___________________________________	Name of each exchange on which registered ___________________________________ ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Voting Common Shares ($0.001 par value) (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended June 30, 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company on December 31, 2002 was  $0

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes     [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
3,390,001 common voting shares, $0.001 par value, issued and outstanding as of September 29, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____;     No _x___

PART I

Item 1.  Description of Business

Business Development

Cougar Holdings Inc. was incorporated in the State of Nevada on June 2, 1999.  We are an exploration stage company engaged in the exploration of two mining properties.  We maintain our statutory registered agent's office at 1000 East William Street, Suite 204, Carson City, Nevada, and our business office is 10655 NE 4th Street, Suite 400, Bellevue, WA, 98004. Our telephone number is (604) 879-9001.

Business of Registrant

General

We are an exploration stage company formed to explore our properties in Canada for the presence of gemstones. Activities to date have consisted solely of the staking of mining claims.  We have not yet developed any mining properties into a producing mine, nor have we earned revenue from any of the properties.  There is no assurance that a commercially viable mineral deposit exists on our property.  Exploration will be required before a final evaluation as to the economic feasibility is determined.

We have interests in two properties which we may explore.  The two interests consist of a 100% interest in each of the WC1 and WC2 mineral properties located near the city of Vernon, British Columbia, Canada.  None of our properties contain a known commercially viable deposit suitable for mining.

Mineral Claims

The WC1 and WC2 Claims

The WC1 and WC2 claims are not producing properties.  They are both currently dormant.  We have, to date, no revenue from mining operations on the WC1 and WC2 claims.

The WC1 claim was staked on January 26, 2002 and the WC2 claim was staked on January 27, 2002.

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

Terry G Cook will deliver full title on demand to Cougar Holdings, Inc. for as long as the claim is in good standing with the Province of British Columbia.

Background

All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty.  Ungranted minerals are commonly known as Crown minerals.  Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located.  In the case of the Company's property, that is the province of British Columbia.  In the 19th century the practice of reserving the minerals from fee simple Crown grants was established.  Legislation now ensures that minerals are reserved from Crown land dispositions.  The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants.  Most privately held mineral titles are acquired directly from the Crown.  The Company's three properties are examples of such acquisitions.  Accordingly, fee simple title to the Company's properties resides with the Crown.  The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act.  The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

According to the Mineral Tenure Act of British Columbia, a mineral claim may be held for one year and thereafter from year to year.  In order to maintain a mineral lease the holder of the lease must, on or before the anniversary date, spend $63 each year per unit leased during the first three 1 year terms; and $126 each year per unit for subsequent 1 year terms.  The required expenditure can be in the form of expenditures on exploration or can be in the form of a direct payment to the Province of British Columbia.  If in any year, the required exploration work expenditure is not completed and filed with the Province prior to the lease expiry date, or if a payment is not made to the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse.  A maximum of ten years of work credit may be filed on a claim.

The current WC1 lease expires on February 14, 2004 and the current WC2 lease expires on February 15, 2004. The two mineral leases each consist of 20 units for a total of 40 units.  The extension of these leases for another 1 year period therefore requires an expenditure of $2,520 or $1,260 per claim for exploration work, plus the payment of a recording fee; or a direct payment of the same amount to the Province of British Columbia.

The property is unencumbered and there are no competitive conditions which affect the property.  Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property.  We are presently in the exploration stage and we cannot guaranty that a commercially viable mineral deposit, a reserve, exists in the property until exploration is done and a comprehensive evaluation concludes economic feasibility.

None of the Directors or Officers of the Company have any experience in the area of mineral exploration or mining in general.  The inexperience of the Company's management in the mining field is an important risk factor that should be carefully considered by anyone considering an investment in the Company.

Current Properties - The WC1 and WC2 Mineral Claims

Location and Access

The WC1 and WC2 claims are Four-Post Mineral claims located 21 kilometers north of Vernon and 16 kilometers south southwest of Falkland in the Okanagan region of south-central British Columbia.  The claims rest on the Thompson Plateau centered at 50 degrees 21 minutes 27 seconds North Latitude and 119 degrees 31 minutes 17 seconds West Longitude (UTM Co-Ordinates 5581000 N. 320000 E.) near Ewers Creek. Ewers Creek flows east 2.5 kilometers where it joins Equesis Creek (Six-Mile Creek) south to the north arm of Okanagan Lake.  Siwash Rock Mountain and Pinaus Lake lie 1.0 kilometer north and 7 kilometers northwest of the claims respectively.

Access to the claim is gained by driving south on Westside Road to Six Mile Road, 10.3 kilometers to the McGregor Main Logging Road and west 7.0 kilometers to the central part of the claim.

Topography and Physiography

The topographic relief throughout most of the claims is steep as a result of the two large canyons housing Ewer and McGregor Creeks. The northern half of the WC1 property lies at or near the bottom of the Ewers Creek Canyon.  From here the terrain rises in a series of vertical cliffs 10 - 20 meters in height from an elevation of 875 meters (2400 ft.) above sea level to the gently rolling Thompson Plateau with a maximum elevation of 1433 meters (4700 ft.) on the southern edge of the WC2 claim.

Vegetation includes birch, spruce and minor hemlock and cedar, with local areas containing the typical open bush and dry grass of the Okanagan Valley.  Exploration is arduous largely due to the topography.  The WC1 and WC2 claims involve a significant amount of terrain that consists of steep slopes. that rise 20 to 50 feet in height., often at a steep incline.

Complicating the difficult terrain is the fact that much of the land has been previously logged, leaving behind tag alder and willow deadfall, cut by previous logging crews.  This deadfall ,or fallen trees, is 5 to 20 feet high in much of the property, making it very difficult, and sometimes dangerous to walk the properties, particularly in areas where there are steep inclines. In some areas it is difficult if not impossible to traverse side hill.

To strip portions of these lands of deadfall and establish solid paths for walking and examination of outcroppings by an exploration crew it will likely involve the use of a caterpillar.

The WC1 mineral claim already includes significant roads already in place as a result of prior work completed by forestry crews.  As a result, the work requiring a caterpillar on WC1 will consist primarily of work to cleanup existing roads and remove any remaining underbrush.  The only portion of the WC1 and WC2 properties that will require a caterpillar to build new roads is the southern half of the WC2 claim where there are no roads at present.

The cost of hiring a caterpillar and operator will be approximately $70 per hour.  The time required for caterpillar work is difficult to estimate precisely but management estimates that a caterpillar will be needed for between 40 and 60 hours in order to complete cleanup work on WC1 and to build roads in the southern half of the WC2 property.  As such, the cost of caterpillar work is estimated to be $2,800 to $4,200.  The upper figure of $4,200 is included in management's estimate of $20,000 for completion of Phase 1.

Property History

No history of any note has been found regarding the area covering the WC1 and WC2 claims.

Property Geology

The WC1 and WC2 claims are situated in the Quesnel Terrain or Quesnellia; the most eastern of the clearly allochthonous terranes in the Canadian Cordillera.  This Quesnel Terrane lies in the eastern Intermontane belt between the metamorphic Omineca Crystalline Belt on the east and the oceanic rocks of the Cache Creek Terrane to the west.  It occupies the lowest consists of two parts; the Harper Ranch Subterrane to the northwest and the Okanagan Subterrane to the southeast.  The Harper Ranch Group occupies the lowest recognized stratigraphic unit of Quesnellia.

The Harper Ranch Subterrane includes Paleozoic arc-volcanic, limestone, clastic rocks containing highly altered andesites, volcanoclastics and associated mudstones, argillites and massive limestone originally mapped as the eastern facies of the Cache Creek Group by Jones (1949). Subsequent mapping and stratigraphy work by Smith (1976), following Sada and Danner's (1976) reference to the Harper Ranch beds, gave it the name of the Harper Ranch Group.

The southern half of the WC2 claim exposes a portion of the eastern side of a large Tertiary Basin, 30 kilometers wide and 150 kilometers long, stretching from Trepanier on the west side of Okanagan Lake northwest to the South Thompson River just east of Kamloops.

The geology of the WC1 and WC2 claims consist largely of the volcanics and associated volcanoclastic lapilli tuffs with minor calcareous argillites of the Carboniferous / Permian Harper Ranch Group.  An unconformity marks the paleosurface of the Harper Ranch Group onto which the volcanoclastic sediments of the Tranquille Formation and the basalt / andesites of the Dewdrop Formation of the Kamloops Group is laid.  This unconformity dips to the west at 10 degrees transect the WC2 claim in a northwest-southeast direction.

A large portion of the WC1 and WC2 claims are underlain by the volcanic and sedmentary rocks of the Harper Ranch Group with the dominant lithology located as outcrop on the property being the andesite flows, top-flow breccias and associated lapilli tuffs.  General strike of these units is 340 degrees.  Two bands calcareous argillites with minor siltstones mark the sides of a tightly folded syncline whose axial plane strikes parallel to the general trend at 340 degrees and appears to plunge to the northwest.  The lapilli tuff and argillite unit on the western edge of the syncline is intensely deformed and it appears to be compressed from the west.  There was not enough outcrop exposure to ascertain predominate fault structures within the Harper Ranch Group but liniments see in air photos are possibly late faulting associated with a downthrow on the western side.  Ewer and McGregor Creeks follow old regional fault structures that are generally strike east-west.

Previous Property - The WCT1 Mineral Claim

The WCT1 claim, which is in close proximity to our WC1 and WC2 mineral claims, was staked on January 25, 2002, and allowed to lapse on January 24, 2003 as we have chosen to concentrate our resources on the WC1 and WC2 properties.

The WCT1 is not a producing property and is currently dormant.  We did not generate any revenue from mining operations on the WCT1 claim.

The WCT1 claim consists of the following mineral claim located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WCT1	391700	20	01/31/02	01/24/03

The WCT1 claim was a Four-Post Mineral claim located 23 kilometers north of Vernon and 15 kilometers south of Falkland in the Okanagan region of south-central British Columbia.

No history of any note has been found regarding the area covering the WCT1 claim.

The WCT1 claim was situated in the southern end of a large Tertiary Basin, 30 kilometers wide and 150 kilometers long, stretching from Trepanier on the west side of Okanagan Lake northwest to the South Thompson River just east of Kamloops.  This basin overlie the paleosufaces of the Thompson Group.

Our Proposed Exploration Program

Our success depends upon finding mineralized material.  Mineralized material or deposit is a mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s).  Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, tonnage, grade, price, recoveries costs and other factors, concludes economic feasibility.  If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

We have not begun Phase 1 of our exploration program as the Company does not have enough capital to complete Phase 1 and thus must first raise additional capital in order to proceed. The Company does not plan to begin Phase 1 until the additional funds needed have been secured.  We will need to raise additional funds from a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we cannot raise additional money to complete Phase 1, we will have to suspend our exploration program.

Our cash and marketable securities at June 30, 2003 were $9,160, compared to our June 30, 2002 balance of $10,200.  The Company maintains its cash balances in an interest bearing account at one financial institution, Sterling Savings Bank, located in Point Roberts, Washington.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2002, there were no uninsured cash balances.

Cougar had a working capital position of $5,160 at June 30, 2003, compared to our working capital position of $10,200 at June 30, 2002.

We have, for the past three years, financed our activities through advances and equity investments by our president.  The timing of such distributions was dependent on our requirements and the economic climate.  We anticipate having to raise additional funds by equity issuance in the next several years.  We do not expect to generate material revenue from mining operations, or to achieve self-sustaining commercial mining operations for several years.

The Company plans to fund its future operations through additional sales of its unregistered common stock as necessary, although there can be no assurance the Company will be successful in its efforts to sell its common stock.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our property is undeveloped raw land.  Exploration and surveying has not yet been initiated.  To our knowledge, the property has never been mined.

We must explore for and find mineralized material.  After that has occurred we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what that will be until we find mineralized material.  We do not know if we will find gemstones.  Our exploration program is designed to economically explore and evaluate our properties.  We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims.  If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area.

Trenches are generally approximately 150 ft. in length and 10-20 ft. wide.  These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area.  They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations.  Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area.  Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether exploration is warranted.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration.  Phase 2 is aimed at identifying any mineral deposits of potential economic importance.  The methods employed are:

 more extensive trenching
 more advanced geophysical work
 drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing.  Later, the tunnel can be used for mining minerals.  The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.  Trenching identifies the continuity and extent of mineralization, if any, below the surface.  After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $40,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body.  This is accomplished through extensive drift driving.  Phase 3 will take about 6 months and cost up to $80,000.

The breakdown of estimated times and dollars for each phase was made by the board of directors.

We do not intend to interest other companies in the property if we find mineralized materials.  We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money.  If we cannot or do not raise more money, we will cease operations.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success.  That is because we have a piece of raw land and we intend to look for gemstones.  We may or may not find any mineralized material.  We hope we do, but it is impossible to predict the likelihood of such an event.

We will not move on to a subsequent phase until the phase we are working on is completed.  We do not have any plan to take the Company from phase 3 exploration to revenue generation as it is impossible to project revenue generation at this stage.

Competitive Factors

The gemstone mining industry is fragmented.  We compete with other exploration companies looking for gemstones.  We are an infinitely small participant in the gemstone mining market.  While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our property.

We hold no material patents, licenses, franchises or concessions.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation.  This act sets forth rules for:

locating claims
posting claims
working claims
reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals.  We must comply with these laws to operate our business.  Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia.  This code deals with environmental matters relating to the exploration and development of mining properties.  Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible for providing a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration.  If development is warranted on the property, we will file final plans of operation before we start any mining operations.  We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.  No endangered species will be disturbed.  Restoration of the disturbed land will be completed according to law.  All holes, pits and shafts will be sealed upon abandonment of the property.  It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.  It is, however, important to recognize that if the properties were abandoned, and if any physical activity, such as trenching has taken place then by the terms of the Mineral Tenure Act of British Columbia, the Company would be responsible for remediation (i.e. responsible for returning the lands to their original state).  Inspectors for the B.C. Mining Division determine on a case-by-case basis the amount of any bond or other form of security that an exploration company must put up to ensure compliance with government remediation requirements.

The time and costs involved in having the Company's properties inspected by inspectors for the B.C. Mining Division and a rough estimate of the cost of a bond that might have to be posted forms part of our estimate of time and costs for phases 1 and 2.

While the cost of any bond required cannot be precisely estimated, until a detailed work program is finalized and reviewed by the Mining Division, the history of bonding requirements in the Vernon Mining Division would suggest that if government inspectors required the posting of a bond, the cost of such a bond would likely be a minimum of $700 up to a maximum of $3,000.

We are in compliance with the act and will continue to comply with the act in the future.  We believe that compliance with the act will not adversely affect our business operations in the future.

Employees

At present, we have no full or part-time employees.  Cougar is presently managed by Terry G. Cook and Cam Dalgliesh, our officers and directors.  Messrs. Cook and Dalgliesh do not have employment agreements with us.  Mr. Cook devotes approximately 25% of his time to our operations and Mr. Dalgliesh devotes approximately 5% of his time to our operations.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any employees.  Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties.

Reports to Security Holders

We will not be required to furnish you with an annual report and we will not be voluntarily sending you an annual report.  Our annual reports will include audited financial statements.  Shareholders wishing to receive an annual report may request one by contacting our principal executive offices.

We will be required to file reports with the SEC under section 15(d) of the Securities Act.  The reports will be filed electronically. The reports we will be required to file are Forms 10-KSB, 10-QSB, and 8-K.

You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that will contain copies of the reports we file electronically.  The address for the SEC website is http://www.sec.gov.

Item 2.  Description of Property

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

Details regarding our interests in mining properties are discussed in a previous item entitled Description of Business.

Item 3.  Legal Proceedings

Cougar Holdings Inc. does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceedings or pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock has not been listed, as yet, on any stock exchange, bulletin boards or pink sheets, and therefore, no market exists for the Company's common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this registration as we are an exploration stage company with no operations to date. Our ability to conduct an exploration program is subject to substantial risks.

The information in this Management's Discussion is current as of September 29, 2003.

Cougar Holdings is incorporated in the state of Nevada and owns mineral claims that it wishes to explore.  We have not begun Phase 1 of our exploration program as the Company does not have enough capital to complete Phase 1 and thus must first raise additional capital in order to proceed. The Company does not plan to begin Phase 1 until the additional funds needed have been secured.

Regardless of when Phase 1 of our exploration program is started, we will have to raise additional operating capital within the next 12 months, either in the form of an advance or an equity investment by our President or in the form of equity investment by outside investors.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue to operate as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated for the foreseeable future. Our only source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

There is no assurance that we will be able to raise enough money to stay in business.  Whatever money we do raise will be applied firstly to exploration and secondly to administrative expenses.  We will likely have to find alternative sources of money, like a public offering, a private placement of securities or loans from our officers or others.

We have minimal cash and have not yet developed any producing mines.  We have no history of earnings.  There can be no assurance that we will be profitable. Since we have been an exploration stage company since inception and have not generated revenues, we operate with minimal overhead.

There are no preliminary agreements or understandings between Cougar Holdings and its officers and directors, or affiliates, or lending institutions with respect to any loan agreements.

There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by Cougar Holdings.

Management continues to assess the viability of exploration on our existing mineral properties, namely: the WC1, and WC2 properties in southeastern British Columbia in which we hold a 100% interest.  Work to date involves prospecting, by a professional geologist, on both properties.

Our geologist, William E. Lumley B. SC., is a consulting geologist residing in Vancouver, B.C., Canada.  Mr. Lumley has been practicing his profession for the past 25 years in Canada, United States and Internationally.  Mr. Lumley graduated from the University of Waterloo, Ontario, Canada with a Bachelor of Science Degree in Geology.

With respect to the WC1 and WC2 properties, eleven distinct geological units were recognized in the course of prospecting.  While no rock samples were taken, field mapping has been performed to determine the geology, stratigraphy, and structure in two areas in a geological unit known as the Harper Ranch Group.  Those two areas are:

1. The canyon of Ewer's Creek in the Northern section of WC1 and

2. The Eastern sections of both WC1 and WC2 east and south of the road near the legal corner post and south into the McGregor Creek Canyon.

Two angular unconformities were seen within the mapping area.  The upper unconformity marks a boundary between the upper massive limestone and lower volcanoclastic sequences of the Harper Ranch Group.  The second unconformity marks the paleosurface on which the sediments and volcanics of the Kamloops Group are laid.  This unconformity dips gently to the west at about 10 degrees.

While no economic minerals have been found in the prospecting performed to date on the WC1 and WC2 properties, the prospecting geologist concluded that a geophysical survey be performed to isolate fault planes to assist in the mapping.

We have not conducted any product research or product development and have no plans to conduct any product research or product development over the next fiscal year.

We currently have no plans for purchase or sale of any plant or any significant equipment.

We do not expect any significant changes in the number of employees.

On March 5, 2003 Hudson Capital Corporation, a company controlled by Mr. Terry G. Cook, the President of Cougar Holdings Inc., advanced $9,000 to Cougar Holdings Inc.

Results of Our Operations

We had $0 revenue for the fiscal year ended June 30, 2003 compared to $0 revenue for the fiscal year ended June 30, 2002.

We recorded a net income of $32,985 for the fiscal year ended June 30, 2003, compared to a net loss of ($2,803) for the fiscal year ended June 30, 2002.

Our net income of $32,985 in Fiscal 2003 resulted from revenues of $0, mineral property expenses of $2,408 and administrative expenses of $(35,347) which included administrative expenses of $15,015 and a recovery of accrued management fee expenses of $(48,000).  The management fees of $48,000 were reversed on June 30, 2003 by Hudson Capital Corporation, a company controlled by Mr. Terry G. Cook, the President of Cougar Holdings Inc.  Our net loss of ($2,803) in Fiscal 2002 resulted from revenues of $0 and administrative expenses of $2,803.

 Significant Uncertainties

Mineral exploration projects may be subject to numerous regulatory requirements, as well as financing and economic uncertainties.

We believe that compliance with the current rules and regulations will not adversely affect our operations.  However, since these rules and regulations may change, and are beyond our control, we consider that regulatory requirements are an uncertainty in our business.

It is uncertain whether we can finance exploration of the property.  There is also no assurance that the properties will prove to be profitable.

Staking Of The WC1 and WC2 Properties

Cougar Holdings has staked two mineral properties known as the WC1 and WC2 mineral claims.

In staking the WC1 and WC2 properties, Cougar Holdings acquired the legal title to minerals in the WC1 and WC2 mineral claims, which are recorded claims in the Vernon Mining Division, Province of British Columbia and which are issued and administered by the Mineral Titles Branch, Ministry of Energy and Mines of the Province of British Columbia, Canada.

A mineral claim conveys to the holder the right to all minerals or placer minerals as defined in the Mineral Tenure Act of British Columbia, and which were available at the time of location or staking or have subsequently become available under the terms of the Act.

Cougar does not own the fee simple to these properties.  The fee simple is held by the Province of British Columbia.

After an examination of each of the three mineral claims by Company management in consultation with William Lumley the Company's geologist, it was decided to focus exclusively on the two eastern-most claims, the WC1 and WC2, as they are contiguous claims and are each largely unexplored to date.

The Company took advantage of the inclement winter conditions and the depressed state of the North American mining industry and allowed the WC1 and WC2 claims to lapse, then re-staked the WC1 and WC2 claims on February 15 and 16, 2003.  Total costs for re-staking the claims was $2,400.  This cost of $2,400 forms part of our estimate of $20,000 for Phase 1 of our exploration program for the WC1 and WC2 properties.

The WC1 (tenure #400328) and WC2 (tenure #400329) will now expire on February 14 and February 15, 2004 respectively.  The two mineral leases each consist of 20 units for a total of 40 units.  The extension of these leases for another 1 year period beyond February 15, 2004 will therefore require an expenditure of $2,520 or $1,260 per claim for exploration work, plus the payment of a recording fee; or a direct payment of the same amount to the Province of British Columbia.

Variation in Operating Results

None of our properties are yet in production, and consequently, the properties do not produce any revenue.  As a result, there is little variation expected in operating results from year to year.

Management periodically reviews results with the assistance of mining professionals.  Decisions to abandon, reduce or expand exploration efforts are based upon many factors including general and specific assessments of mineral deposits, the likelihood of increasing or decreasing those deposits, land costs, estimates of future mineral prices, potential extraction methods and costs, the likelihood of positive or negative changes to the environment, permitting, taxation, labor and capital costs.

Possible Dilution to Shareholders

Our plan of operation calls for us to finance business expansion and acquisitions by issuing securities.  Any issue of stock or securities convertible into common stock could result in significant dilution to present and prospective holders of our common shares.

Securities Market Risk and the Penny Stock Risk

Cougar's stock is subject to "penny stock" rules as defined in the1934 Securities and Exchange Act rule 3151-1.  The Securities & Exchange Commission regulates broker-dealers transactions in penny stocks.  Penny stocks, with some exceptions, are equity securities with a price of less than $5.00.  Penny stock rules require a broker-dealer to deliver to a prospective purchaser a standardized disclosure document that provides information about penny stocks and the risks of the penny stock market.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Bid and offer quotations, and broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting a transaction.  The broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement.  In addition, the disclosure requirements above may reduce trading activity in the secondary market for penny stocks.

Transaction costs with purchases and sales of penny stocks are likely to be higher than those for other securities.

Fluctuations in our quarterly operating results may cause our stock price to decline.

We plan to retain earnings.  We have very limited resources and do not anticipate paying dividends on our common stock for the foreseeable future.

Known Trends

Due to the lack of working capital and to the significant operating losses, it is uncertain whether we can continue to exist unless additional working capital is obtained.  These trends or conditions could have a material adverse effect on our financial position and future results of operations.  We intend to raise sufficient working capital through equity financing or reorganization.

Inflation

Our results of operations have not been significantly affected by inflation.   Management does not expect inflation to have a material impact on our operations in the future.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task force ("EITF") reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables".  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units.  The pronouncement is effective for the Company commencing with its fiscal year end 2004 and is not expected to have a material impact on its results of operations or financial position.

In November, 2002, the FASB issued FASB interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements 4, 57, 107 and rescission of FASB interpretation No. 34".  FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as at December 31, 2002.  The Company has determined that the adoption of FIN 45 will not have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".  SFAS 148 provided alternative methods for voluntary transition to the fair value based method of accounting for stock-based employees compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect in tnterim financial statements.  The transition and annual disclosure requirements of SFAS 148 are effective for the Company's fiscal year 2003.  The interim disclosure requirements are effective for the second quarter of the Company's fiscal year 2003.  The Company does not expect SFAS 148 to have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company has determined that the adoption of FIN 46 will not have a material impact on its results of operations or financial position.

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 will not have a material impact in its results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company.  Therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

Forward-looking Statements

Some discussions in this filing may contain forward-looking statements and and prospective in nature.  Such forward-looking statements reflect managements beliefs and assumptions and are based on information currently available to management.  Forward-looking statements are statements that express our goals, beliefs, plans, current expectations or other statements regarding matters that are not historical facts.  Forward-looking statements are often identified by words such as "believes", "anticipates", "expects", "estimates" and similar expressions, or words which, by their nature, refer to future events.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in such statements.

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

Given these uncertainties, readers of this Form 10-KSB are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly release the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 7.  Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Cougar Holdings Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Cougar Holdings Inc. (An Exploration Stage Company) as of June 30, 2003 and the related statement of operations, changes in stockholders' deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cougar Holdings Inc. (An Exploration Stage Company) as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
September 19, 2003

Cougar Holdings Inc.
(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Balance Sheet, June 30, 2003 and 2002	1

Statements of Operations	2

Statement of Changes in Stockholders' Deficiency, for the Period
from inception on June 2, 1999 through June 30, 2003	3

Statements of Cash Flows	4

Notes to the Financial Statements	5-11

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEET

As at June 30,	2003	2002

ASSETS
CURRENT
Cash	$ 9,160	$ 10,200

	9,160	10,200

COMPUTER EQUIPMENT, net of accumulated
depreciation of $3,289 and $2,314, respectively	1,587	2,562

	$ 10,747	$ 12,762

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 4,000	$ 0

	4,000	0

DUE TO STOCKHOLDER (Note 5)	9,503	48,503

	$ 13,503	$ 48,503

STOCKHOLDERS' DEFICIENCY

Capital stock (Note 6)	3,390	3,390
Additional paid-in capital	15,411	15,411
Deficit accumulated during the exploration stage	(21,557)	(54,542)

	(2,756)	(35,741)

	$ 10,747	$ 12,762

The accompanying notes are an integral part of these financial statements.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

	For the period
	from inception
	on June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002

Other income:
Interest income	$ 46	$ 46	$ 0

Operating expenses:

Mining property expenses	$ 3,872	$ 2,408	$ 1,464
General and administrative expenses
(recovery) (note 6)	17,731	(35,347)	1,339

	(21,603)	(32,939)	2,803

NET INCOME (LOSS)	$ (21,557)	$ 32,985	$ (2,803)

NET INCOME (LOSS) PER SHARE - BASIC	$ (0.01)	$ 0.01	$ 0

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC	1,975,924	3,390,001	2,834,397

The accompanying notes are an integral part of these financial statements.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Period From Inception on June 2, 1999 Through June 30, 2003

				Accumulated
				Deficit
				incurred
			Additional	during the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Totals

Inception, June 2, 1999

Sale of common stock for
cash ($1.00 per share)	1	$ 0	$ 1		$ 1

Net (loss)				$ (30,954)	(30,954)

Balance, June 30, 2000	1	0	1	(30,954)	(30,953)

Common stock issued for	2,800,000	2,800	4,200		7,000
related party payable

Net (loss)				(20,785)	(20,785)

Balance, June 30, 2001	2,800,001	2,800	4,201	(51,739)	(44,738)

Common stock issued for
cash ($0.02 per share)	510,000	510	9,690		10,200

Common stock issued for
related party payable	80,000	80	1,520		1,600

Net (loss)				(2,803)	(2,803)

Balance, June 30, 2002	3,390,001	$ 3,390	$ 15,411	$ (54,542)	$ (35,741)

Net income				32,985	32,985

Balance, June 30, 2003	3,390,001	$ 3,390	$ 15,411	$ (21,557)	$ (2,756)

The accompanying notes are an integral part of these financial statements.

Page 3

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

	For the period
	from inception
	on June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002

OPERATING ACTIVITIES
Net income ( loss)	$ (21,557)	$ 32,985	$ (2,803)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation	3,289	975	975
Increase in accounts payable and
Accrued liabilities	4,000	4,000	0

	(14,268)	37,960	(1,828)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	0	0

	(4,876)	0	0

FINANCING ACTIVITIES
Issuance of capital stock	10,201	0	10,200
Net advances from (to) stockholder	18,103	(39,000)	1,828

	28,304	(39,000)	12,028

NET CHANGE IN CASH	9,160	(1,040)	10,200

CASH, BEGINNING OF PERIOD	0	10,200	0

CASH, END OF PERIOD	$ 9,160	$ 9,160	$ 10,200

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Non-cash financing activity
Common stock issued for satisfaction of
amount due to stockholder	$ 8,600	$ 0	$ 1,600

The accompanying notes are an integral part of these financial statements.

Page 4

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Cougar Holdings Inc. (the "Company") is a Nevada Corporation that was formed on June 2, 1999.  The Company was organized to explore properties in British Columbia, Canada, for gemstones and other commercial grade minerals.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses since its inception, has a stockholders' deficiency, and no recurring sources of revenue.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through advances from stockholders and issuance of its unregistered common stock.  There are no assurances, however, with respect to the future success of these plans.  The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring gemstone properties in British Columbia, Canada.  Until such properties are acquired and developed the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  At June 30, 2003 and 2002, the Company had no outstanding stock options, warrants, and other convertible securities, accordingly, only basic EPS is presented.

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health and safety, and environmental matters.  The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Exploration Costs

Exploration costs of mineral properties that do not add net realizable value, are charged to operations as incurred.

Foreign Currency Translation

The Company holds interests in two mineral claims in British Columbia, Canada.  Accordingly, the Company translates the monetary assets and liabilities related to its Canadian operations at the period-end exchange rate while nonmonetary assets and liabilities are translated at historical rates.  Income and expense accounts are translated at the average exchange rate for each period.  Translation adjustments and transaction gains and losses are reflected in the net loss for the period.

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

New accounting pronouncements

In November 2002, the Emerging Issues Task force ("EITF") reached a consensus regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables".  The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting but also how the arrangement's consideration should be allocated among separate units.  The pronouncement is effective for the Company commencing with its fiscal year end 2004 and is not expected to have a material impact on its results of operations or financial position.

In November, 2002, the FASB issued FASB interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements 4, 57, 107 and rescission of FASB interpretation No. 34".  FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as at December 31, 2002.  The Company has determined that the adoption of FIN 45 will not have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".  SFAS 148 provided alternative methods for voluntary transition to the fair value based method of accounting for stock-based employees compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect in tnterim financial statements.  The transition and annual disclosure requirements of SFAS 148 are effective for the Company's fiscal year 2003.  The interim disclosure requirements are effective for the second quarter of the Company's fiscal year 2003.  The Company does not expect SFAS 148 to have a material effect on its results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company has determined that the adoption of FIN 46 will not have a material impact on its results of operations or financial position.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

New accounting pronouncements (Cont'd)

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 will not have a material impact in its results of operations or financial position.

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company.  Therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

Fair values of financial instruments

The carrying amounts of financial statements including cash and amount due to stockholder approximate their fair values as of June 30, 2003 and 2002.

Concentration of Risk

The Company maintains its cash accounts in one commercial bank in Point Roberts, WA.  The Company's cash accounts is in an unsecured business checking account.  As at June 30, 2003 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on June 2, 1999 to June 30, 2003.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Equipment

Equipment is stated at the lower of cost or estimated net realizable value and are depreciated using the straight-line method over its estimated useful life (five years).  Maintenance and repairs are charged to operations as incurred.  Betterments of a major nature are capitalized.  When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Comparative Figures

Certain amounts in the prior year have been reclassified to conform to the presentation used in the current year.

NOTE 3 - MINERAL PROPERTIES

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties.  The Company has investigated title to all of its mineral properties and, to the best of their knowledge, title to all of its properties are in good standing.

As at June 30, 2003, the Company has interests in two mineral properties known as the WC1 and WC2 mineral claims, located in the Vernon Mining Division, Province of British Columbia, administered by the Mineral Titles Branch, Ministry of Energy and Mines of the Province of British Columbia, Canada.  As of June 30, 2002, the Company had interests in three properties known as the WCT1 and the WC1 and WC2 mineral claims.  Those claims ere staked during the year ended 2002 and upon expiry of the claims, the WC1 and WC2 claims were re-staked during the year ended June 30, 2003 while the WCT1 claim was allowed to lapse.  In connection with re-staking or establishing the claims the Company incurred costs totaling $2,408 for the year ended June 30, 2003 and $1,463 for the year ended June 30, 2002, that are reflected in the Company's operating expenses.  None of the Company's properties contain a known commercially viable deposit suitable for mining.

NOTE 4 - INCOME TAXES

Income taxes vary from the amount that would be determined by applying the statutory rates due to the following:

	2003	2002

Net income tax operating income (loss)	$32,985	$(2,803)

Statutory tax rate	34%	34%

Provision for income taxes based on statutory rates	11,215	-

Reduction of income taxes on application of prior years'
losses not previously recognized	(11,215)	-

	$ -	$ -

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Cont'd)

Significant components of the Company's deferred income tax assets are as follows:

	2003	2002

Net income tax operating loss carry forward	$21,557	$55,000

Statutory tax rate	34%	34%

Deferred income tax asset	7,239	18,700

Valuation allowance	(7,239)	(18,700)

	$ -	$ -

NOTE 5 - DUE TO STOCKHOLDER

The Company's operations have been financed through advances from Hudson Capital Corporation ("Hudson"), a Company controlled bye Mr. Terry G. Cook, the President and Director of the Company, and issuance of common stock to Hudson and Cam Dalgliesh ("Dalgliesh"), a Director of the Company.  In addition to the transactions described in Note 6, the following table schedules the Company's transactions with Hudson

	For the period
	from inception on
	June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002

Beginning balance	$ 0	$ 48,503	$ 48,275

Recovery of management fees	0	(48,000)	0

Advances	18,103	9,000	1,828

Conversions to common stock	(8,600)	0	(1,600)

Ending balance	$ 9,503	$ 9,503	$ 48,503

Hudson has provided management and office services to the Company since its inception that have been accrued in the amount due to stockholder.  Effective June 30, 2003, Hudson reversed all management fees charged to the Company since inception and applied the $48,000 credit as a recovery of management fees (included in general and administrative expenses).  The balance due to stockholder consists of amounts paid by Hudson on the Company's behalf to fund operating activities, or funds advanced to the Company by Hudson.  Hudson has agreed not to demand payment on any of the amounts until July 1, 2004.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK

Authorized and issued

Upon the Company's inception on June 2, 1999, the Company's Board of Directors resolved to authorize 200,000,000 shares of its $0.001 par value common stock.  As at June 30, 2003 and 2002, the following shares were issued:

		2003	2002
Issued:
3,390,001	Common stock	3,390	3,390

Common Stock Issued for Cash

The Company was initially capitalized at its inception by the sale of one share of its common stock for $1.00 to Hudson.  During the year ended June 30, 2003, the Company did not issue any additional common stock for cash.  During the fiscal year ended June 30, 2002, the Company issued 510,000 shares of its common stock at $0.02 per share to Hudson and a Director of the Company, for $10,200.

Common Stock Issued for Satisfaction of Amount Due to Stockholder

During the year ended June 30, 2003, the Company did not issue any additional common stock for satisfaction of amount due to stockholder.  During the year ended June 30, 2002, the Company issued 80,000 of its common stock at $0.02 per share to Hudson in satisfaction of $1,600 payable to Hudson.

Item 8.  Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure

On June 11, 2003 the Board of Directors (the "Board") of Cougar Holdings Inc. (the "Company") agreed unanimously to no longer retain DeCoria, Maichel & Teague P.S. as the Company's independent public accountants.

The reports of DeCoria, Maichel & Teague P.S. on the financial Statements for each of the years ended June 30, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles other than the statement that the Company's losses raise substantial doubt about its ability to continue as a going concern.

The Company's Board of Directors participated in and approved the decision to change independent accountants on June 11, 2003.

During the years ended June 30, 2002 and 2001 and through June 11, 2003, there were no disagreements with DeCoria, Maichel & Teague P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which, if not resolved to the satisfaction of DeCoria, Maichel & Teague P.S. would have caused it to make reference to the subject matter of the disagreements in connection with its report.

In connection with the audits for the fiscal years ended June 30, 2002 and 2001, and the subsequent interim period ending June 11, 2003, DeCoria, Maichel & Teague P.S. did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

On August 1, 2003 the Board of Directors (the "Board") of Cougar Holdings Inc. (the "Company") agreed unanimously to engage McLean Majdanski, Chartered Accountants, as the Company's independent public accountants commencing with the audit for the year ending June 30, 2003.  During the years ended June 30, 2002 and 2001 and through the date of the Board's decision to engage Mclean Majdanski, Chartered Accountants, the Company did not consult McLean Majdanski with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

On August 30, 2003 the Board of Directors (the "Board") of Cougar Holdings Inc. (the "Company") have agreed unanimously to rescind the agreement to engage McLean Majdanski, Chartered Accountants, as the Company's independent public accountants commencing with the audit for the year ending June 30, 2003.  The firm of McLean Majdanski was never officially engaged and did not perform any services as the Company's independent public accountants.

On August 30, 2003 the Board of Directors (the "Board") of Cougar Holdings Inc. (the "Company") agreed unanimously to engage Telford Sadovnick, P.L.L.C., Certified Public Accountants, as the Company's independent public accountants commencing with the audit for the year ending June 30, 2003.  During the years ended June 30, 2002 and 2001 and through the date of the Board's decision to engage Telford Sadovnick, P.L.L.C., Certified Public Accountants, the Company did not consult Telford Sadovnick, P.L.L.C., Certified Public Accountants, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

Our directors and executive officers, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table.  Each director has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected and has qualified.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors.  Officers of the Company serve at the will of the Board of Directors.  There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.  Additional information concerning each of these individuals follows the table.

Directors and Executive Officers

Name	Age	Positions(s)	Director Since

Terry G. Cook	54	President, Director	June 1999

Cam Dalgliesh	60	Director	June 1999

Terry G. Cook - Mr. Cook is our President and a Director.  He has been employed with us since June 1999.  His responsibilities include general management and financial management.  Mr. Cook is a graduate of Harvard Business School where he received an MBA in 1974.  Since 1978 to the present he has continuously been the President and a Director of Stanford Capital, Inc. (formerly Westridge Capital Inc.), a management and investment company.  Mr. Cook has over 20 years experience in creating and building small and medium sized businesses and real estate ventures as a result of his work with Stanford Capital, Inc.  Mr. Cook has been an officer and a director, continuously from May 1, 1998 to the present, of Leopard Capital, Inc., a reporting company incorporated in Nevada.  Mr. Cook is currently the President and a Director of Leopard Capital, Inc.  He also holds the position of Chief Financial Officer and Treasurer.  Leopard Capital, Inc. is a public company that previously held mining interests in British Columbia, Canada.  Leopard Capital has recently gone through a re-organization and is currently looking for an acquisition of, or a merger with, a suitable operating company.

Cam Dalgliesh - Mr. Dalgliesh is a Director.  His responsibilities include assisting Mr. Cook in our general administration and planning.  Mr. Dalgliesh has a Bachelor of Arts Degree and has extensive experience in several small and medium sized businesses.  Following a short period of traveling, Mr. Dalgliesh joined Quicksilver  Messengers in October 1998 and has been with them ever since, in the customer service area.  Prior to that he worked from May 1997 to June 1998 with K&H Dispatch Couriers Ltd, a courier company that has been in business over 25 years.  Mr. Dalgliesh has been an officer and a Director, continuously from May 1998 to the present, of Leopard Capital, Inc., a reporting company incorporated in Nevada, continuously from May 1998 to the present.  Mr. Dalgliesh is currently the Secretary of Leopard Capital, Inc.  Leopard Capital, Inc. is a public company that previously held mining interests in British Columbia, Canada.  Leopard Capital has recently gone through a re-organization and is currently looking for an acquisition of, or a merger with, a suitable operating company.

Significant Employees

We have no employees at this time.  Cougar is managed by its directors and executive officers.

Family Relationships

There is no family relationship between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

d) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10.  Executive Compensation

Hudson Capital Corporation had accrued compensation of $48,000 from Cougar Holdings for management and administrative services since Cougar's inception on June 2, 1999 until June 30,2001.  On June 30, 2003 Hudson reversed all charges for management and administrative services for the above period.  Mr. Terry G. Cook is the President and controlling shareholder of Hudson Capital Corporation. The accrued management and administrative fees were never paid to Hudson and were outstanding until they were reversed on June 30, 2003 by Hudson Capital Corporation.

During Fiscal 2003 ended June 30, 2003, no director or executive officer received or accrued compensation, cash or otherwise, in excess of  $60,000.  We did not set aside or accrue any funds during Fiscal 2002 to provide pension, retirement or similar benefits for directors or executive officers.

Long-Term Compensation

Not Applicable

Summary Compensation Table

The following table sets forth the compensation paid by us to our principal executive officer for fiscal years ending June 30, 2003, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE
		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)

Terry G. Cook, President	2003	0	0	(48,000) (1)	0	0	0	0

Terry G. Cook, President	2002	0	0	0	0	0	0	0

Terry G. Cook, President	2001	0	0	18,000 (1)	0	0	0	0

Terry G. Cook, President	2000	0	0	30,000 (1)	0	0	0	0

(1) Reflects accrued management and administrative fees and the June 30, 2003 reversal of these fees

No compensation is payable to directors of the Company in connection with attendance at board meetings, except as to such directors who also serve as officers of the Company in capacities other than directors and/or officers.  At this time, no other compensation has been scheduled for any other member of the Board of Directors of officers of the Company.

Future compensation of officers will be determined by the Board of Directors based upon financial condition and performance of the Company, the financial requirements of the Company, and upon individual performance of each officer.  The Board of Directors intends to insure that the salaries paid to the Company's officers and employees are reasonable and prudent and are based upon both the financial condition and performance of the Company and upon the performance of the individual officers.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of the close of business on June 30,2003 based on information available to us, the following persons owned beneficially more than 5% of our outstanding common shares:

5% or Greater Shareholders

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class (1)

Common	Hudson Capital Corporation	3,380,001	99.71%
	(Terry G. Cook) (2)
	10655 NE 4th Street, Suite 400
	Bellevue, WA 98004

(1)	Based on 3,390,001 shares of common stock outstanding as of June 30, 2003.
(2)	Mr. Terry G. Cook is the President and controlling shareholder of Hudson Capital Corporation and controls these shares through his control of Hudson.

The table below lists as of June 30, 2003, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

Security Ownership of Management

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class (1)

Common	Terry G. Cook (2)	3,380,001	99.71%
	10655 NE 4th Street, Suite 400
	Bellevue, WA 98004

Common	Cam Dalgliesh, Director	10,000	0.29%
	1574 Gulf Road, #1505,
	Point Roberts, WA 98281

Total Directors and Officers		3,390,001	100.00%

(1)	Based on 3,390,001 common shares outstanding as of June 30, 2003.
(2)	Hudson Capital Corporation is the beneficial owner of 3,380,001 common shares of Cougar Holdings. Mr. Terry G. Cook is the President and controlling shareholder of Hudson Capital Corporation and controls these shares of Cougar Holdings Inc. through his control of Hudson.

Item 12.  Certain Relationships and Related Transactions

None of the persons who were our directors or officers last fiscal year, none of the insiders, and none of the associates or affiliates of those persons, has had any material interest, direct or indirect, by way of beneficial ownership of securities or otherwise, other than as disclosed below, and further described in note 5 and note 6 in the audited financial statements dated June 30, 2003.

Hudson Capital Corporation had accrued compensation of $48,000 from Cougar Holdings for management and administrative services since Cougar's inception on June 2, 1999 until June 30, 2001.  On June 30, 2003 Hudson reversed all charges for management and administrative services, leaving a balance of $9,503 owing to Hudson for cash advances.  Terry G. Cook is the President and controlling shareholder and Hudson Capital Corporation.

Hudson has agreed not to demand payment of any of the Company's related party payables until July 1, 2004.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

Cougar Holdings Inc. filed the following report on Form 8-K during the fiscal year starting July 1, 2002 and ending June 30, 2003:

A Form 8-K dated June 11, 2003 was filed on June 26, 2003 to report that the Board of Directors had agreed unanimously to no longer retain DeCoria, Maichel & Teague P.S. as the Company's independent public accountants.  This 8K dated June 11, 2003 is incorporated by reference.

Subsequent to June 30, 2003, Cougar Holdings Inc. filed the following reports on Form 8-K:

A Form 8-K dated August 1, 2003 was filed on August 11, 2003 to report that the Board of Directors have agreed unanimously to engage McLean Majdanski, Chartered Accountants, as the Company's independent public accountants commencing with the audit for the year ending June 30, 2003.  This 8K dated August 1, 2003 is incorporated by reference.

A Form 8-K dated August 1, 2003 was filed on September 2, 2003 to report that on August 30, 2003 the Board of Directors had agreed unanimously to rescind the agreement to engage McLean Majdanski, Chartered Accountants, as the Company's independent public accountants commencing with the audit for the year ending June 30, 2003 and to engage Telford Sadovnick, P.L.L.C., Certified Public Accountants, as the Company's independent public accountants commencing with the audit for the year ending June 30, 2003.  The firm of McLean Majdanski was never officially engaged and did not perform any services as the Company's independent public accountants. This 8K dated August 1, 2003 is incorporated by reference.

Item 14. Controls and Procedures

The Company's President, acting in the capacity of Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days prior to filing this annual report on From 10-KSB.  Based on his evaluation,  the Company's President concluded that the Company's disclosure controls and procedures are effective to ensure that information  required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Since the date of the most recent evaluation of the Company's internal controls by the Company's President, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COUGAR HOLDINGS INC. (REGISTRANT)

BY /S/ TERRY G.COOK TERRY G. COOK, PRESIDENT AND SECRETARY
DATE SEPTEMBER 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY /S/ TERRY G. COOK TERRY G. COOK, PRESIDENT AND SECRETARY
DATE SEPTEMBER 29, 2003

BY /S/ CAM DALGLIESH CAM DALGLIESH, DIRECTOR
DATE SEPTEMBER 29, 2003

CERTIFICATIONS

Principal Executive Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cougar Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 29, 2003

 /s/ Terry G. Cook

President

Principal Financial Officer Certification

I, Terry G. Cook, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cougar Holdings Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 29, 2003

 /s/ Terry G. Cook

Chief Financial Officer