Form 10KSB/A
period 2003-06-30
COUGAR HOLDINGS INC
filed 2003-10-02
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
Amendment No. 1

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 0-50096

COUGAR HOLDINGS INC. (Name of small business issuer in its charter)

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

The aggregate market value of the voting stock held by non-affiliates of the Company on September 29, 2003 was $0

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
3,390,001 common voting shares, $0.001 par value, issued and outstanding as of September 29, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____;     No _x___

Cougar Holdings Inc.	Page 1 of 39	10-KSB - June 30, 2003

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

The WC1 claim was staked on February 15, 2003 and the WC2 claim was staked on February 16, 2003.

The WC1 and WC2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WC1	400328	20	02/21/03	02/14/04
WC2	400329	20	02/21/03	02/15/04

The WC1 and WC2 claims are recorded in Mr. Cook's name and held in trust for Cougar Holdings Inc. by Mr. Cook in order to minimize fees.  Terry G. Cook has no interest whatsoever in the said mineral claims other than that of a bare trustee.  Any distribution whether income or capital and whether in cash or otherwise, and any rights in respect of the mineral claim do not in any manner belong to Terry G. Cook, but are the property of Cougar Holdings Inc.

Cougar Holdings Inc.	Page 2 of 39	10-KSB - June 30, 2003

Terry G Cook will deliver full title on demand to Cougar Holdings Inc. for as long as the claim is in good standing with the Province of British Columbia.

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

Cougar Holdings Inc.	Page 3 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 4 of 39	10-KSB - June 30, 2003

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

A large portion of the WC1 and WC2 claims are underlain by the volcanic and sedimentary rocks of the Harper Ranch Group with the dominant lithology located as outcrop on the property being the andesite flows, top-flow breccias and associated lapilli tuffs.  General strike of these units is 340 degrees.  Two bands calcareous argillites with minor siltstones mark the sides of a tightly folded syncline whose axial plane strikes parallel to the general trend at 340 degrees and appears to plunge to the northwest.  The lapilli tuff and argillite unit on the western edge of the syncline is intensely deformed and it appears to be compressed from the west.  There was not enough outcrop exposure to ascertain predominate fault structures within the Harper Ranch Group but liniments see in air photos are possibly late faulting associated with a downthrow on the western side.  Ewer and McGregor Creeks follow old regional fault structures that are generally strike east-west.

Previous Property - The WCT1 Mineral Claim

The WCT1 claim, which is in close proximity to our WC1 and WC2 mineral claims, was staked on January 25, 2002, and allowed to lapse on January 24, 2003 as we have chosen to concentrate our resources on the WC1 and WC2 properties.

The WCT1 is not a producing property and is currently dormant.  We did not generate any revenue from mining operations on the WCT1 claim.

Cougar Holdings Inc.	Page 5 of 39	10-KSB - June 30, 2003

The WCT1 claim consists of the following mineral claim located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WCT1	391700	20	01/31/02	01/24/03

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

Cougar Holdings Inc.	Page 6 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 7 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 8 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 9 of 39	10-KSB - June 30, 2003

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2003.

Cougar Holdings Inc.	Page 10 of 39	10-KSB - June 30, 2003

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock. We anticipate making an application for trading of our common stock on the NASD over the counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.  The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this registration as we are an exploration stage company with no operations to date. Our ability to conduct an exploration program is subject to substantial risks.

The information in this Management's Discussion is current as of September 29, 2003.

Cougar Holdings Inc.	Page 11 of 39	10-KSB - June 30, 2003

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

With respect to the WC1 and WC2 properties, eleven distinct geological units were recognized in the course of prospecting.  While no rock samples were taken, field mapping has been performed to determine the geology, stratigraphy, and structure in two areas in a geological unit known as the Harper Ranch Group.  Those two areas are:

1. The canyon of Ewer's Creek in the Northern section of WC1 and

2. The Eastern sections of both WC1 and WC2 east and south of the road near the legal corner post and south into the McGregor Creek Canyon.

Cougar Holdings Inc.	Page 12 of 39	10-KSB - June 30, 2003

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

It is uncertain whether we can finance exploration of the property.  There is also no assurance that the properties will prove to be profitable.

Cougar Holdings Inc.	Page 13 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 14 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 15 of 39	10-KSB - June 30, 2003

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

In November, 2002, the FASB issued FASB interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements 5, 57, 107 and rescission of FASB interpretation No. 34".  FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as at December 31, 2002.  The Company has determined that the adoption of FIN 45 did not have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".  SFAS 148 provided alternative methods for voluntary transition to the fair value based method of accounting for stock-based employees compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements.  The transition and annual disclosure requirements of SFAS 148 are effective for the Company's fiscal year 2003.  The interim disclosure requirements are effective for the second quarter of the Company's fiscal year 2003.  The Company has determined that the adoption of SFAS 148 did not have a material effect on its results of operations or financial condition.

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

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 is not expected to have an impact in its results of operations or financial position.

Cougar Holdings Inc.	Page 16 of 39	10-KSB - June 30, 2003

In October 2002 and April 2003, respectively, FASB issued the following Statements of Financial Accounting Standards:

- No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9", and

-No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".

The Company has determined that these will not have any relationship to the operations of financial position of the Company.  Therefore, a description of each and their respective impact on the Company's operations have not been disclosed

Forward-looking Statements

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

Cougar Holdings Inc.	Page 17 of 39	10-KSB - June 30, 2003

Item 7.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Independent Auditors' Report	1

Balance Sheet, June 30, 2003 and 2002	2

Statement of Operations	3

Statement of Changes in Stockholders' Deficiency, for the Period
from inception on June 2, 1999 through June 30, 2003	4

Statement of Cash Flows	5

Notes to the Financial Statements	6-12

Cougar Holdings Inc.	Page 18 of 39	10-KSB - June 30, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Cougar Holdings Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Cougar Holdings Inc. (An Exploration Stage Company) as of June 30, 2003 and the related statement of operations, changes in stockholders' deficiency and cash flows for the year then ended and for the period from inception on June 2, 1999 to June 30, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cougar Holdings Inc. (An Exploration Stage Company) as of June 30, 2003, and the results of its operations and its cash flows for the year then ended and for the period from inception on June 2, 1999 to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

The comparative figures for the year ended June 30, 2002 were based on financial statements reported on by another firm of auditors who issued their report dated September 6, 2002 without qualification.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
September 19, 2003

Cougar Holdings Inc.	Page 19 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEET

As at June 30,	2003	2002

ASSETS
CURRENT
Cash	$ 9,160	$ 10,200

	9,160	10,200

COMPUTER EQUIPMENT, net of accumulated
depreciation of $3,289 and $2,314, respectively	1,587	2,562

	$ 10,747	$ 12,762

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 4,000	$ -

	4,000	-

RELATED PARTY PAYABLE	9,503	48,503

	$ 13,503	$ 48,503

STOCKHOLDERS' DEFICIENCY

Capital stock
Common stock, $0.001 par value; 200,000,000
shares authorized; 3,390,001 (2002 - 3,390,001)
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Deficit accumulated during the exploration stage	(21,557)	(54,542)

	(2,756)	(35,741)

	$ 10,747	$ 12,762

The accompanying notes are an integral part of these financial statements.

Cougar Holdings Inc.	Page 20 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

	For the period
	from inception
	on June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002

Other income:
Interest income	$ 46	$ 46	$ -

Operating expenses:

Mining property expenses	$ 3,872	$ 2,408	$ 1,464
General and administrative expenses
Management fees (reversal)	-	(48,000)	-
Other	17,731	12,653	1,339

	(21,603)	(32,939)	2,803

NET INCOME (LOSS)	$ (21,557)	$ 32,985	$ (2,803)

NET INCOME (LOSS) PER SHARE - BASIC	$ (0.01)	$ 0.01	$ -

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC	1,975,924	3,390,001	2,834,397

The accompanying notes are an integral part of these financial statements.

Cougar Holdings Inc.	Page 21 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Period From Inception on June 2, 1999 Through June 30, 2003

				Accumulated
				Deficit
				incurred
			Additional	during the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Totals

Inception, June 2, 1999

Common stock issued for
cash ($1.00 per share)	1	$ -	$ 1	-	$ 1

Net (loss)	-	-	-	$ (30,954)	(30,954)

Balance, June 30, 2000	1	-	1	(30,954)	(30,953)

Common stock issued in
satisfaction of the
related party payable
($0.0025 per share)	2,800,000	2,800	4,200		7,000

Net (loss)	-	-	-	(20,785)	(20,785)

Balance, June 30, 2001	2,800,001	2,800	4,201	(51,739)	(44,738)

Common stock issued for
cash ($0.02 per share)	510,000	510	9,690	-	10,200

Common stock issued in
satisfaction of the
related party payable
($0.02 per share)	80,000	80	1,520	-	1,600

Net (loss)	-	-	-	(2,803)	(2,803)

Balance, June 30, 2002	3,390,001	$ 3,390	$ 15,411	$ (54,542)	$ (35,741)

Net income	-	-	-	32,985	32,985

Balance, June 30, 2003	3,390,001	$ 3,390	$ 15,411	$ (21,557)	$ (2,756)

The accompanying notes are an integral part of these financial statements.

Cougar Holdings Inc.	Page 22 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
	For the period
	from inception
	on June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002
OPERATING ACTIVITIES
Net income ( loss)	$ (21,557)	$ 32,985	$ (2,803)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation	3,289	975	975
Management fees (reversal)	-	(48,000)	-
Increase in accounts payable and
Accrued liabilities	4,000	4,000	-

Net Cash Used For Operating Activities	(14,268)	(10,040)	(1,828)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-	-

Net Cash Used For Investing Activities	(4,876)	-	-

FINANCING ACTIVITIES
Issuance of capital stock	10,201	0	10,200
Net advances from related party	18,103	9,000	1,828

Net Cash Provided By Financing Activities	28,304	9,000	12,028

NET INCREASE (DECREASE) IN CASH	9,160	(1,040)	10,200

CASH, BEGINNING OF PERIOD	-	10,200

CASH, END OF PERIOD	$ 9,160	$ 9,160	$ 10,200

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Non-cash Financing Activity
Common stock issued in satisfaction of
the related party payable	$ 8,600	$ -	$ 1,600

Income Taxes Paid	$ -	$ -	$ -

Interest Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Cougar Holdings Inc.	Page 23 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Cougar Holdings Inc. (the "Company") is a Nevada Corporation that was formed on June 2, 1999.  The Company was organized to explore properties in British Columbia, Canada, for gemstones and other commercial grade minerals.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has incurred operating losses since its inception (except as described in Note 5), has a stockholders' deficiency, and no recurring sources of revenue.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through advances from related parties and issuance of its unregistered common stock.  There are no assurances, however, with respect to the future success of these plans.  The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

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

Cougar Holdings Inc.	Page 24 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 25 of 39	10-KSB - June 30, 2003

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

In November, 2002, the FASB issued FASB interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others, an interpretation of FASB statements 5, 57, 107 and rescission of FASB interpretation No. 34".  FIN 45 requires recognition and measurement of guarantees entered into or modified beginning on January 1, 2003 and requires expanded disclosure of guarantees as at December 31, 2002.  The Company has determined that the adoption of FIN 45 did not have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123".  SFAS 148 provided alternative methods for voluntary transition to the fair value based method of accounting for stock-based employees compensation.  SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements.  The transition and annual disclosure requirements of SFAS 148 are effective for the Company's fiscal year 2003.  The interim disclosure requirements are effective for the second quarter of the Company's fiscal year 2003.  The Company has determined that the adoption of SFAS 148 did not have a material effect on its results of operations or financial condition.

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

Cougar Holdings Inc.	Page 26 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

New accounting pronouncements (Cont'd)

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 is not expected to have an impact in its results of operations or financial position.

In October 2002 and April 2003, respectively, FASB issued the following Statements of Financial Accounting Standards:

- No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9", and
- No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".

The Company has determined that these will not have any relationship to the operations of financial position of the Company.  Therefore, a description of each and their respective impact on the Company's operations have not been disclosed

Fair values of financial instruments

The carrying amounts of financial instruments including cash and related party payable approximate their fair values as of June 30, 2003 and 2002.

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

Cougar Holdings Inc.	Page 27 of 39	10-KSB - June 30, 2003

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

As at June 30, 2003, the Company has interests in two mineral properties known as the WC1 and WC2 mineral claims, located in the Vernon Mining Division, Province of British Columbia, administered by the Mineral Titles Branch, Ministry of Energy and Mines of the Province of British Columbia, Canada.  As of June 30, 2002, the Company had interests in three properties known as the WCT1 and the WC1 and WC2 mineral claims.  Those claims were staked during the year ended June 30, 2002 and upon expiry of the claims, the WC1 and WC2 claims were re-staked during the year ended June 30, 2003 while the WCT1 claim was allowed to lapse.  In connection with re-staking or establishing the claims the Company incurred costs totaling $2,408 for the year ended June 30, 2003 and $1,463 for the year ended June 30, 2002, that are reflected in the Company's operating expenses.  None of the Company's properties contain a known commercially viable deposit suitable for mining.

NOTE 4 - INCOME TAXES

Income taxes vary from the amount that would be determined by applying the statutory rates due to the following:

	2003	2002

Net income tax operating income (loss)	$32,985	$(2,803)

Statutory tax rate	34%	34%

Provision for income taxes based on statutory rates	11,215	-

Reduction of income taxes on application of prior years'
losses not previously recognized	(11,215)	-

	$ -	$ -

Cougar Holdings Inc.	Page 28 of 39	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Cont'd)

Significant components of the Company's deferred income tax assets are as follows:

	2003	2002

Net income tax operating loss carry forward	$21,557	$55,000

Statutory tax rate	34%	34%

Deferred income tax asset	7,239	18,700

Valuation allowance	(7,239)	(18,700)

	$ -	$ -

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's operations have been financed through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a Company controlled by Mr. Terry G. Cook, the President and Director of Cougar Holdings Inc.  In addition to the transactions described in Note 6, the following table schedules the Company's transactions with Hudson:

	For the period
	from inception on
	June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002

Beginning balance	$ -	$ 48,503	$ 48,275

Reversal of management fees	-	(48,000)	-

Advances	18,103	9,000	1,828

Conversions to common stock	(8,600)	-	(1,600)

Ending balance	$ 9,503	$ 9,503	$ 48,503

Hudson has provided management and office services to the Company since its inception that have been accrued in the related party payable.  Effective June 30, 2003, Hudson reversed all management fees totaling $48,000 charged to the Company since inception and applied the credit as a reversal of management fees.  The balance in the related party payable consists of amounts paid by Hudson on the Company's behalf to fund operating activities, or funds advanced to the Company by Hudson.  These amounts are unsecured and do not bear interest.  Hudson has agreed not to demand payment on any of the amounts until July 1, 2004.

Cougar Holdings Inc.	Page 29 of 39	10-KSB - June 30, 2003

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

Common Stock Issued for Satisfaction of the Related Party Payable

During the year ended June 30, 2003, the Company did not issue any additional common stock in satisfaction of related party payable.  During the year ended June 30, 2002, the Company issued 80,000 of its common stock at $0.02 per share to Hudson in satisfaction of $1,600 payable to Hudson.

Cougar Holdings Inc.	Page 30 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 31 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 32 of 39	10-KSB - June 30, 2003

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

During Fiscal 2003 ended June 30, 2003, no director or executive officer received or accrued compensation, cash or otherwise, in excess of  $60,000.  We did not set aside or accrue any funds during Fiscal 2002 to provide pension, retirement or similar benefits for directors or executive officers.

Long-Term Compensation

Not Applicable

Cougar Holdings Inc.	Page 33 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 34 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 35 of 39	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 36 of 39	10-KSB - June 30, 2003

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

BY /S/ TERRY G. COOK TERRY G. COOK, PRESIDENT AND SECRETARY
DATE SEPTEMBER 29, 2003

BY /S/ CAM DALGLIESH CAM DALGLIESH, DIRECTOR
DATE SEPTEMBER 29, 2003

Cougar Holdings Inc.	Page 37 of 39	10-KSB - June 30, 2003

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

Date: September 29, 2003

 /s/ Terry G. Cook

President

Cougar Holdings Inc.	Page 38 of 39	10-KSB - June 30, 2003

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

Date: September 29, 2003

 /s/ Terry G. Cook

Chief Financial Officer

Cougar Holdings Inc.	Page 39 of 39	10-KSB - June 30, 2003