Form 10QSB
period 2003-09-30
COUGAR HOLDINGS INC
filed 2003-11-04
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from to

Commission file number 0-50096

COUGAR HOLDINGS INC.

(Exact name of small business as specified in its charter)

Nevada	30-0135720

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

10655 NE 4th Street, Suite 400, Bellevue, WA, 98004

(Address of principal executive offices)

604-879-9001

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjecto to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,390,001 shares of common stock, $0.001 par value, as of October 30, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Cougar Holdings Inc.	Page 1 of 17	Form 10-QSB September 30, 2003

Cougar Holdings Inc.	Page 2 of 17	Form 10-QSB September 30, 2003

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.

(An Exploration Stage Company)

September 30, 2003

(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, September 30, 2003 (unaudited) and June 30, 2003

FS 2

Statements of Operations for the three ended September 30, 2003 and 2002, and from inception on June 2, 1999 through September 30, 2003

FS 3

Statement of Changes in Stockholders' Deficiency, for the Period

   from inception on June 2, 1999 through September 30, 2003

FS 4

Statements of Cash Flows for the three months ended September 30, 2003 and 2002, and from inception on June 2, 1999 through September 30, 2003

FS 5

Condensed Notes to Financial Statements

FS 6 - 8

Page FS 1

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

As at September 30, 2003 and June 30, 2003

Sep. 30, 2003

Jun. 30, 2003

(Unaudited)

ASSETS

CURRENT

Cash

$        9,177

$        9,160

          9,177

          9,160

COMPUTER EQUIPMENT, net of accumulated

depreciation of $3,533 and $3,289, respectively

          1,343

          1,587

$      10,520

$      10,747

LIABILITIES

CURRENT

Accounts payable and accrued liabilities

$        4,000

$        4,000

4,000

4,000

RELATED PARTY PAYABLE

           9,503

           9,503

$        13,503

$        13,503

STOCKHOLDERS' DEFICIENCY

Capital stock

   Common stock, $0.001 par value; 200,000,000

   shares authorized; 3,390,001 (2002 - 3,390,001)

   shares issued and outstanding

3,390

3,390

Additional paid-in capital

15,411

15,411

Deficit accumulated during the exploration stage

       (21,784

)

       (21,557

)

          (2,983

)

          (2,756

)

$      10,520

$      10,747

The accompanying notes are an integral part of these financial statements.

Page FS 2

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

For the period

from inception

 For the three

 For the three

on Jun. 2, 1999

months ended

months ended

to Sep. 30, 2003

Sep. 30, 2003

Sep. 30, 2002

(Unaudited)

(Unaudited)

(Unaudited)

Other income:

Interest income

$             63

$             17

$                  17

Operating expenses:

Mining property expenses

$        3,872

$         0

$                    0

General and administrative expenses

   Other

          17,975

          244

               4,259

         (21,847

)

         (244

)

               4,259

NET INCOME (LOSS)

$       (21,784

)

$        (227

)

$            (4,242

)

NET INCOME (LOSS) PER SHARE - BASIC

$          (0.01

)

$           0.00

$               0.00

WEIGHTED AVERAGE COMMON SHARES

   OUTSTANDING - BASIC

     2,058,211

     3,390,001

         3,390,001

The accompanying notes are an integral part of these financial statements.

Page FS 3

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

For the Period From Inception on June 2, 1999 Through September 30, 2003

Accumulated

Deficit

incurred

Additional

during the

Common Stock

Paid-in

Exploration

Shares

Amount

Capital

Stage

Totals

Inception, June 2, 1999

Common stock issued for

   cash ($1.00 per share)

1

$          -

$             1

-

$             1

Net (loss)

 -

-

 -

$  (30,954

)

(30,954

)

Balance, June 30, 2000

               1

            -

               1

     (30,954

)

     (30,953

)

Common stock issued in

   satisfaction of the

   related party payable

   ($0.0025 per share)

2,800,000

2,800

4,200

-

7,000

Net (loss)

 -

 -

 -

(20,785

)

(20,785

)

Balance, June 30, 2001

 2,800,001

        2,800

        4,201

     (51,739

)

     (44,738

)

Common stock issued for

   cash ($0.02 per share)

510,000

510

9,690

 -

10,200

Common stock issued in

   satisfaction of the

   related party payable

   ($0.02 per share)

80,000

80

1,520

 -

1,600

Net (loss)

 -

 -

-

(2,803

)

(2,803

)

Balance, June 30, 2002

 3,390,001

$      3,390

$    15,411

$   (54,542

)

$   (35,741

)

Net income

-

-

-

 32,985

 32,985

Balance, June 30, 2003

 3,390,001

$      3,390

$    15,411

$   (21,557

)

$   (2,756

)

Net (loss), Sept 30, 2003

 -

 -

 -

(227

)

(227

)

Balance, Sept. 30, 2003

 3,390,001

$      3,390

$    15,411

$   (21,784

)

$   (2,983

)

The accompanying notes are an integral part of these financial statements.

Page FS 4

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

For the period

from inception

  For the three

  For the three

on June 2, 1999

months ended

months ended

to Sep. 30, 2003

Sep. 30, 2003

Sep. 30, 2002

(Unaudited)

(Unaudited)

(Unaudited)

OPERATING ACTIVITIES

   Net income ( loss)

$      (21,784

)

$      (227

)

$       (4,242

)

   Adjustments to reconcile net income (loss)

      to net cash used by operating activities

         Depreciation

3,533

244

244

   Increase in accounts payable and

      Accrued liabilities

          4,000

                 0

                     0

Net Cash Used For Operating Activities

        (14,251

)

                17

             (3,998

)

INVESTING ACTIVITIES

   Purchase of equipment

         (4,876

)

                 0

                     0

Net Cash Used For Investing Activities

          (4,876

)

                 0

                     0

FINANCING ACTIVITIES

   Issuance of capital stock

         10,201

                  0

          0

   Net advances from related party

18,103

0

0

Net Cash Provided By Financing Activities

        28,304

                 0

                     0

NET INCREASE (DECREASE) IN CASH

9,177

17

(3,998

)

CASH, BEGINNING OF PERIOD

                0

          9,160

             10,200

CASH, END OF PERIOD

$        9,177

$         9,177

$             6,202

SUPPLEMENTAL DISCLOSURE OF CASH

   FLOW INFORMATION

Non-cash Financing Activity

   Common stock issued in satisfaction of

      the related party payable

$         8,600

$               0

$                   0

Income Taxes Paid

$               0

$               0

$                   0

Interest Paid

$               0

$               0

$                   0

The accompanying notes are an integral part of these financial statements.

Page FS 5

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL
STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF FINANCIAL
STATEMENT PREPARATION

The financial statements have been prepared by COUGAR
HOLDINGS INC. without audit and pursuant to the rules and regulations of the
Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2003, included in the
Company's Form 10-KSB.  The results of
operations for the period ended September 30, 2003 are not necessarily indicative of operating results for the fiscal year ending June 30, 2004.

NOTE 2 - EXPLORATION STAGE
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

NOTE 3 - NET LOSS PER SHARE

At September 30, 2003 and 2002, the
Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

NOTE 4 - RECENT ACCOUNTING
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

Page FS 6

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL
STATEMENTS

NOTE 4 - RECENT ACCOUNTING
PRONOUCEMENTS (Cont'd)

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

Page FS 7

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

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

Page FS 8

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

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
current as of October 30, 2003.

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

Form 10-QSB September 30, 2003

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

Liquidity and Capital Resources

The Company's cash position was $9,177 at September 30, 2003, compared to
$9,160 at
June 30, 2003.

The Company had a working capital position of
$5,177 at
September 30, 2003, compared
to $5,160 at June 30, 2003.

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

The balance of related party payables was $9,503
payable to Hudson Capital Corporation on September 30, 2003 compared to $9,503 on June 30, 2002.  On September 30, 2003, Hudson agreed not to demand payment on any of the Company's related party payables until July1, 2005.

Results of Operation

The Company had no operating revenue for the quarter
ended September 30, 2003 compared to no operating revenue for the quarter ended September 30, 2002.  The Company had
$17 of other income for the quarter ended September 30, 2003 compared to $17 of other income for the quarter ended September 30, 2002.  Other income consisted solely of interest income.

The Company recorded a net loss of ($227) for the quarter ended
September 30, 2003, compared to a net loss of ($4,242) for the quarter ended September 30, 2002.

The Company incurred mining property expenses of
$0 for the
quarter ended September 30, 2003, compared to $0 for the quarter ended September 30, 2002.

The Company incurred administrative expenses of
$244 for the
quarter ended September 30, 2003, compared to $4,259 for the quarter ended September 30, 2002.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with
$0.001 par value. As of September 30, 2003, there were 3,390,001 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

Cougar Holdings Inc.

Form 10-QSB September 30, 2003

American Depository Receipts

Not applicable

Other Securities to be Registered

Not applicable.

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

Form 10-QSB September 30, 2003

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

Form 10-QSB September 30, 2003

PART II

Item 1.  Legal
Proceedings

The Company knows of no material, active or pending legal
proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other
Information

None

Item 6.  Exhibits
and Reports on Form 8-K

(A) Exhibits

Exhibit Number

Description of Exhibits

31.1

      Certification of Chief
        Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

31.2

      Certification of Chief
        Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1

      Certification of Chief Executive Officer
        pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

32.2

       Certification of Chief Financial Officer
        pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(B) The Company filed the following two reports
on Form 8-K during
the three month period ended September 30, 2003.

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

Form 10-QSB September 30, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

Terry G. Cook

President

Date: October 30, 2003

Cougar Holdings Inc.

Form 10-QSB September 30, 20