Form 10QSB
period 2003-12-31
COUGAR HOLDINGS INC
filed 2004-02-12
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,390,001 shares of common stock, $0.001 par value, as of February 11, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Cougar Holdings Inc.	Page 1 of 17	Form 10-QSB December 31, 2003

Cougar Holdings Inc.	Page 2 of 17	Form 10-QSB December 31, 2003

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.

(An Exploration Stage Company)

December 31, 2003

(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2003 and June 30, 2003

FS 2

Statements of Operations for the three and six months ended December 31, 2003 and 2002, and from inception on June 2, 1999 through December 31, 2003

FS 3

Statement of Changes in Stockholders' Deficiency, for the Period

   from inception on June 2, 1999 through December 31, 2003

FS 4

Statements of Cash Flows for the six months ended December 31, 2003 and 2002, and from inception on June 2, 1999 through December 31, 2003

FS 5

Condensed Notes to Financial Statements

FS 6 - 8

Page FS 1

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

         COUGAR HOLDINGS INC.

         (An Exploration Stage Company)

         BALANCE SHEET

         (Unaudited)

         As at December 31, 2003 and June 30, 2003

         Dec. 31, 2003

         Jun. 30, 2003

         (Unaudited)

         ASSETS

         CURRENT

         Cash

         $        5,178

         $        9,160

                   5,178

                   9,160

         COMPUTER EQUIPMENT, net of accumulated

         depreciation of $3,777 and $3,289, respectively

                   1,099

                   1,587

         $        6,277

         $      10,747

         LIABILITIES

         CURRENT

         Accounts payable and accrued liabilities

         $               0

         $        4,000

         0

         4,000

         RELATED PARTY PAYABLE

                    9,503

                    9,503

         $        9,503

         $        13,503

         STOCKHOLDERS' DEFICIENCY

         Capital stock

            Common stock, $0.001 par value; 200,000,000

            shares authorized; 3,390,001 (2002 - 3,390,001)

            shares issued and outstanding

         3,390

         3,390

         Additional paid-in capital

         15,411

         15,411

         Deficit accumulated during the exploration stage

                (22,027

         )

                (21,557

         )

                   (3,226

         )

                   (2,756

         )

         $      6,277

         $      10,747

         The accompanying notes are an integral part of these financial statements.

       Page FS 2

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

          Cougar
Holdings Inc.

          (An
Exploration Stage Company)

          Statements
of Operations

(Unaudited)

          For
the period

          from
inception
          For
the three
          For
the six
          For
the three
          For
the six

          on
Jun. 2, 1999
          months
ended
          months
ended
          months
ended
          months
ended

          to
Mar. 31, 2003
          Dec.
31, 2003
          Dec.
31, 2003
          Dec.
31, 2002
          Dec.
31, 2002

(Unaudited)
(Unaudited)
(Unaudited)
(Unaudited)
(Unaudited)

Other Income:

             Interest
income
          $
78

$ 15

          $
32

$ 6

$ 23

          Operating
expenses:

             Mining
property expenses
          $
3,872

          $
0

          $
0

          $
0

            $
0

             General and
administrative

expenses

18,233

258

502

2,641

6,900

22,105

258

502

2,641

6,900

Net loss
$ (22,027
)
          $
(243
)
          $
(470
)
          $
(2,635
)
          $
(6,877
)

          Net loss per
share-basic (Note 3)
          $
(0.01
)
          $

Nil

          $

Nil

          $

Nil

          $

Nil

          Weighted
average common

             shares
outstanding-basic
2,131,448

3,390,001

3,390,001

3,390,001

3,390,001

              (See accompanying
notes)

Page FS 3

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

         COUGAR HOLDINGS INC.

         (An Exploration Stage Company)

         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

         (Unaudited)

         For the Period From Inception on June 2, 1999 Through December 31, 2003

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

         )

         Net (loss), Dec. 31, 2003

            -

          -

          -

       (470

       )

       (470

       )

         Balance, Dec. 31, 2003

          3,390,001

         $      3,390

           $    15,411

         $   (22,027

         )

         $   (3,226

         )

           The accompanying notes are an integral part of these financial statements.

         Page FS 4

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

         COUGAR HOLDINGS INC.

         (An Exploration Stage Company)

         STATEMENT OF CASH FLOWS

        (Unaudited)

         For the period

         from inception

           For the six

           For the six

         on June 2, 1999

         months ended

         months ended

         to Dec. 31, 2003

         Dec. 31, 2003

         Dec. 31, 2002

         (Unaudited)

         (Unaudited)

         (Unaudited)

         OPERATING ACTIVITIES

            Net income ( loss)

         $      (22,027

         )

         $
          (470

         )

         $
          (6,877

         )

            Adjustments to reconcile net income (loss)

               to net cash used by operating activities

                  Depreciation

         3,777

         488

         488

            Increase in accounts payable and

               Accrued liabilities

                        0

               (4,000

         )

               0

         Net Cash Used For Operating Activities

               (18,250

         )

                 (3,982

         )

         (6,389

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

         18,103

         0

         0

         Net Cash Provided By Financing Activities

                28,304

                          0

                0

         NET INCREASE (DECREASE) IN CASH

         5,178

         (3,982

         )

         (6,389

         )

         CASH, BEGINNING OF PERIOD

                       0

         9,160

             10,200

         CASH, END OF PERIOD

         $        5,178

         $
            5,178

         $
           3,811

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

Form 10-QSB December 31, 2003

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
Company's Form 10-KSB.  The results of
operations for the period ended December 31, 2003 are not necessarily indicative of operating results for the fiscal year ending June 30, 2004.

NOTE 2 - EXPLORATION STAGE
COMPANY

We are an exploration stage company
formed to explore our two properties in Canada for the presence of gemstones.
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

At December 31, 2003 and 2002, the
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

Form 10-QSB December 31, 2003

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

Form 10-QSB December 31, 2003

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

Form 10-QSB December 31, 2003

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
current as of February 11, 2004.

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

Form 10-QSB December 31, 2003

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

Liquidity and Capital Resources

The Company's cash position was $5,178 at December 31, 2003, compared to
$9,160 at
June 30, 2003.

The Company had a working capital position of
$5,178 at December 31, 2003, compared
to $5,160 at June 30, 2003.

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

The balance of related party payables was $9,503
payable to Hudson Capital Corporation on December 31, 2003 compared to $9,503 on June 30, 2002.  On September 30, 2003, Hudson agreed not to demand payment on any of the Company's related party payables until July1, 2005.

Results of Operation

The Company had no operating revenue for the
  three month period and no operating revenue for the six month period ended
  December 31, 2003 compared to no operating revenue for the three month period and no operating revenue for the six month period ended December 31, 2002.
  The Company had $15 of other income for the three month period and $32 of other income for the six month period ended December 31, 2003 compared to $6 of other income for the three month period and  $23 of other income for the six month period ended December 31, 2002.  Other income consisted solely of interest income.

The Company recorded a net loss of ($243) for
  the three month period and a net loss of ($470) for the six month month period ended December 31, 2003, compared to a net loss of ($2,635) for the three month period and a net loss of ($6,877) for the six month period ended
  December 31, 2002.

The Company incurred administrative expenses of
  $258 for the three month period and administrative expenses of $502 for the six month period ended December 31, 2003, compared to $2,641 for the three month period and $6,900 for the six month period ended December 31,
  2002.  The Company did not incur any mining property expenses for the three and six month periods ending December 31, 2003 and 2002.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with
$0.001 par value. As of December 31, 2003, there were 3,390,001 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

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

Form 10-QSB December 31, 2003

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

Form 10-QSB December 31, 2003

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
Sarbanes-Oxley Act of 2002

32.2

       Certification of Chief Financial Officer
        pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(B) The Company did not file any reports
on Form 8-K during
the three month period ended December 31, 2003.

Cougar Holdings Inc.

Form 10-QSB December 31, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

Terry G. Cook

President

Date: February 11, 2004

Cougar Holdings Inc.

Form 10-QSB December 31, 2003