Form 10QSB
period 2004-03-31
COUGAR HOLDINGS INC
filed 2004-04-30
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
3,390,001 shares of common stock, $0.001 par value, as of April 28, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Cougar Holdings Inc.	Page 1 of 17	Form 10-QSB March 31, 2004

Cougar Holdings Inc.	Page 2 of 17	Form 10-QSB March 31, 2004

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.

(An Exploration Stage Company)

March 31, 2004

(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, March 31, 2004 and June 30, 2003

FS 2

Statements of Operations for the three and nine months ended March 31, 2004 and 2003, and from inception on June 2, 1999 through March 31, 2004

FS 3

Statement of Changes in Stockholders' Deficiency, for the Period

   from inception on June 2, 1999 through March 31, 2004

FS 4

Statements of Cash Flows for the nine months ended March 31, 2004 and 2003, and from inception on June 2, 1999 through March 31, 2004

FS 5

Condensed Notes to Financial Statements

FS 6 - 8

Page FS 1

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

         COUGAR HOLDINGS INC.

         (An Exploration Stage Company)

         BALANCE SHEET

         (Unaudited)

         As at March 31, 2004 and June 30, 2003

         Mar. 31, 2004

         Jun. 30, 2003

         (Unaudited)

         ASSETS

         CURRENT

         Cash

         $
        5,287

         $        9,160

        5,287

                   9,160

         COMPUTER EQUIPMENT, net of accumulated

         depreciation of $4,020 and $3,289, respectively

        856

                   1,587

         $
        6,143

         $      10,747

         LIABILITIES

         CURRENT

         Accounts payable and accrued liabilities

         $               0

         $        4,000

         0

         4,000

         RELATED PARTY PAYABLE

        11,163

                   9,503

         $
        11,163

         $      13,503

         STOCKHOLDERS' DEFICIENCY

         Capital stock

            Common stock, $0.001 par value; 200,000,000

            shares authorized; 3,390,001
        (June 30, 2003 - 3,390,001)

            shares issued and outstanding

         3,390

         3,390

         Additional paid-in capital

         15,411

         15,411

         Deficit accumulated during the exploration stage

        (23,821

         )

                (21,557

         )

        (5,020

         )

                   (2,756

         )

         $      6,143

         $      10,747

         The accompanying notes are an integral part of these financial statements.

       Page FS 2

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

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
Mar. 31, 2003
Mar. 31, 2004
Mar. 31, 2004
Mar. 31, 2003
Mar. 31, 2003

(Unaudited)
(Unaudited)
(Unaudited)
(Unaudited)
(Unaudited)

Other Income:

             Interest
income
          $
88

$ 10

          $
42

          $
5

          $
28

          Operating
expenses:

             Mining
property expenses
          $
5,429

          $
1,557

          $
1,557

$ 2,408

            $
2,408

             General and
administrative

expenses

18,480

247

749

1,285

8,185

23,909

1,804

2,306

3,693

10,593

Net loss
$ (23,821
)
          $
(1,794
)
          $
(2,264
)
          $
(3,688
)
$ (10,565
)

          Net loss per
share-basic (Note 3)
          $
(0.01
)
          $

Nil

          $

Nil

          $

Nil

          $

Nil

          Weighted
average common

             shares
outstanding-basic
2,196,373

3,390,001

3,390,001

3,390,001

3,390,001

              (See accompanying
notes)

Page FS 3

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

         COUGAR HOLDINGS INC.

         (An Exploration Stage Company)

         STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

         (Unaudited)

         For the Period From Inception on June 2, 1999 Through
        March 31, 2004

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

         )

         Net (loss), Mar. 31, 2004

            -

          -

          -

       (2,264

       )

       (2.264

       )

         Balance, Mar. 31, 2004

          3,390,001

         $      3,390

           $    15,411

         $   (23,821

         )

         $   (5,020

         )

           The accompanying notes are an integral part of these financial statements.

         Page FS 4

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

         COUGAR HOLDINGS INC.

         (An Exploration Stage Company)

         STATEMENT OF CASH FLOWS

        (Unaudited)

         For the period

         from inception

           For the nine

           For the nine

         on June 2, 1999

         months ended

         months ended

         to Mar. 31, 2004

         Mar. 31, 2004

         Mar. 31, 2003

         (Unaudited)

         (Unaudited)

         (Unaudited)

         OPERATING ACTIVITIES

            Net income ( loss)

         $      (23,821

         )

         $
          (2,264

         )

         $
          (10,565

         )

            Adjustments to reconcile net income (loss)

               to net cash used by operating activities

                  Depreciation

         4,020

         731

         731

            Increase in accounts payable and

               Accrued liabilities

                    0

                  (4,000

         )

               0

         Net Cash Used For Operating Activities

               (19,801

         )

                 (5,533

         )

         (9,834

         )

         INVESTING ACTIVITIES

            Purchase of equipment

                 (4,876

         )

                       0

                 0

         Net Cash Used For Investing Activities

                 (4,876

         )

                        0

                 0

         FINANCING ACTIVITIES

            Issuance of capital stock

                  10,201

                           0

                   0

           Advances from related party

         19,763

         1,660

         9,000

         Net Cash Provided By Financing Activities

        29,964

                          0

                       9.000

         NET INCREASE (DECREASE) IN CASH

         5,287

         (3,873

         )

         (834

         )

         CASH, BEGINNING OF PERIOD

                       0

         9,160

             10,200

         CASH, END OF PERIOD

         $
        5,287

         $
            5,287

         $
           9,366

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

Form 10-QSB March 31, 2004

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
Company's Form 10-KSB.  The results of
operations for the period ended March 31, 2004 are not necessarily indicative of operating results for the fiscal year ending June 30, 2004.

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

At March 31, 2004 and 2003, the
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

Form 10-QSB March 31, 2004

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

Form 10-QSB March 31, 2004

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

Form 10-QSB March 31, 2004

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
current as of April 28, 2004.

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

Management is focused on the immediate task of improving the
Company's ability to attract equity capital.  Company management has initiated efforts to raise a modest amount of equity capital in the Company's fourth quarter ending June 30, 2004.

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

Mineral Claims

The WC1
and WC2 mining claims expired on February 16 and 17, 2004 respectively.
The WC1 claim was re-staked on February 17, 2004 and the WC2 claim was re-staked on February 18, 2004
respectively and both claims were recorded with the Province of British Columbia, Mineral Titles
Branch of the Ministry of Energy and Mines, Energy and Minerals Division on
March 2, 2004.  The new tenure number for the WC1 claim is 408439 and the new tenure number for the WC2 claim is 408440.  The new expiry dates for these claims are February 17, 2005 for the WC1 claim and February 18, 2005 for the WC2 claim.  The costs for re-staking the WC1 and WC2 claims were $1,557.

Current Properties - The WC1 and WC2 Claims

The WC1 and WC2 claims are not producing properties.  They are both currently dormant.  We have, to date, no revenue from mining operations on the WC1 and WC2 claims.

The WC1 and WC2 claims were re-staked on February
17 and 18, 2003 respectively and recorded on March 2, 2004.

The WC1 and WC2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name
Tenure Number
Units
Record Date
Expiry Date

WC1
408439
20
03/02/04
02/17/05

WC2
408440
20
03/02/04
02/18/05

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

Liquidity and Capital Resources

The Company's cash position was $5,287 at March 31, 2004, compared to
$9,160 at
June 30, 2003.

The Company had a working capital position of
$5,287 at March 31, 2004, compared
to $5,160 at June 30, 2003.

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

The related party payables balance was $11,163 on
March 31, 2004,
payable to Hudson Capital Corporation, compared to $9,503
on June 30, 2003.  On September 30, 2003, Hudson agreed not to demand payment on any of the Company's related party payables until July1, 2005.

Results of Operation

The Company had no operating revenue for the
  three month period and no operating revenue for the nine month period ended March 31, 2004 compared to no operating revenue for the three month period and no operating revenue for the nine month period ended March 31, 2003.
  The Company had $10 of other income for the three month period and $42 of other income for the nine month period ended March 31, 2004 compared to $5 of other income for the three month period and  $28 of other income for the nine month period ended March 31, 2003.  Other income consisted solely of interest income.

The Company recorded a net loss of ($1,794) for
  the three month period and a net loss of ($2,264) for the nine month month period ended March 31, 2004, compared to a net loss of ($3,688) for the three month period and a net loss of ($10,565) for the nine month period ended March
  31, 2003.

The Company incurred administrative expenses of
$247 for the three month period and administrative expenses of $749 for the nine month period ended March 31, 2004, compared to $1,285 for the three month period and $8,185 for the nine month period ended March 31, 2003.
The Company incurred mining property expenses of $1,557 for the three month period and mining property expenses of $1,557 for the nine-month period ended
March 31, 2004, compared to $2,408 for the three month period and $2,408 for the nine-month period ended March 31, 2003.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with
$0.001 par value. As of March 31, 2004, there were 3,390,001 common voting shares issued and outstanding.

Debt Securities to be Registered

Not applicable.

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

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

Form 10-QSB March 31, 2004

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

Form 10-QSB March 31, 2004

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
the three month period ended March 31, 2004.

Cougar Holdings Inc.

Form 10-QSB March 31, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

Terry G. Cook

President

Date: April 28, 2004

Cougar Holdings Inc.

Form 10-QSB March 31, 2004