Form 10KSB/A
period 2003-06-30
COUGAR HOLDINGS INC
filed 2004-06-15
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
Amendment No. 2

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
3,390,001 common voting shares, $0.001 par value, issued and outstanding as of September 29, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____;     No _x___

Cougar Holdings Inc.	Page 1 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 2 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 3 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 4 of 37	10-KSB - June 30, 2003

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

The WCT1 is not a producing property and is currently dormant.  We did not generate any revenue from mining operations on the WCT1 claim.

Cougar Holdings Inc.	Page 5 of 37	10-KSB - June 30, 2003

The WCT1 claim consists of the following mineral claim located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WCT1	391700	20	01/31/02	01/24/03

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

Cougar Holdings Inc.	Page 6 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 7 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 8 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 9 of 37	10-KSB - June 30, 2003

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2003.

Cougar Holdings Inc.	Page 10 of 37	10-KSB - June 30, 2003

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

The information in this Management's Discussion is current as of September 29, 2003.

Cougar Holdings Inc.	Page 11 of 37	10-KSB - June 30, 2003

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

With respect to the WC1 and WC2 properties, eleven distinct geological units were recognized in the course of prospecting.  While no rock samples were taken, field mapping has been performed to determine the geology, stratigraphy, and structure in two areas in a geological unit known as the Harper Ranch Group.  Those two areas are:

1. The canyon of Ewer's Creek in the Northern section of WC1 and

2. The Eastern sections of both WC1 and WC2 east and south of the road near the legal corner post and south into the McGregor Creek Canyon.

Cougar Holdings Inc.	Page 12 of 37	10-KSB - June 30, 2003

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

It is uncertain whether we can finance exploration of the property.  There is also no assurance that the properties will prove to be profitable.

Cougar Holdings Inc.	Page 13 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 14 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 15 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 16 of 37	10-KSB - June 30, 2003

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

Cougar Holdings Inc.	Page 17 of 37	10-KSB - June 30, 2003

Item 7.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Independent Auditors' Report	1

Balance Sheet, June 30, 2003 and 2002	2

Statement of Operations	3

Statement of Changes in Stockholders' Deficiency, for the Period
from inception on June 2, 1999 through June 30, 2003	4

Statement of Cash Flows	5

Notes to the Financial Statements	6-12

Cougar Holdings Inc.	Page 18 of 37	10-KSB - June 30, 2003

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

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
September 19, 2003

Cougar Holdings Inc.	Page 19 of 37	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEET

As at June 30,	2003	2002

ASSETS
CURRENT
Cash	$ 9,160	$ 10,200

	9,160	10,200

COMPUTER EQUIPMENT, net of accumulated
depreciation of $3,289 and $2,314, respectively	1,587	2,562

	$ 10,747	$ 12,762

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 4,000	$ -

	4,000	-

RELATED PARTY PAYABLE	9,503	48,503

	$ 13,503	$ 48,503

STOCKHOLDERS' DEFICIENCY

Capital stock
Common stock, $0.001 par value; 200,000,000
shares authorized; 3,390,001 (2002 - 3,390,001)
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Deficit accumulated during the exploration stage	(21,557)	(54,542)

	(2,756)	(35,741)

	$ 10,747	$ 12,762

The accompanying notes are an integral part of these financial statements.

Cougar Holdings Inc.	Page 20 of 37	10-KSB - June 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS

	For the period
	from inception
	on June 2, 1999	For the year	For the year
	to June 30,	ended June 30,	ended June 30,
	2003	2003	2002

Other income:
Interest income	$ 46	$ 46	$ -

Operating expenses:

Mining property expenses	$ 3,872	$ 2,408	$ 1,464
General and administrative expenses
Management fees (reversal)	-	(48,000)	-
Other	17,731	12,653	1,339

	(21,603)	(32,939)	2,803

NET INCOME (LOSS)	$ (21,557)	$ 32,985	$ (2,803)

NET INCOME (LOSS) PER SHARE - BASIC	$ (0.01)	$ 0.01	$ -

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC	1,975,924	3,390,001	2,834,397

The accompanying notes are an integral part of these financial statements.

Cougar Holdings Inc.	Page 21 of 37	10-KSB - June 30, 2003

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
(21,557
)
      $
32,985

      $
(2,803
)

Adjustments to reconcile net income (loss)

to net cash used by operating activities

Depreciation
3,289

975

975

Management fees (reversal)
-

(48,000)

-

Increase in accounts payable and

Accrued liabilities

4,000

4,000

-

      Net
Cash Used For Operating Activities

(14,268
)

(10,040
)

(1,828
)

      INVESTING
ACTIVITIES

Purchase of equipment

(4,876
)

-

-

      Net
Cash Used For Investing Activities

(4,876
)

-

-

      FINANCING
ACTIVITIES

Issuance of capital stock

10,201

0

10,200

Net advances from related party
18,103

9,000

1,828

      Net
Cash Provided By Financing Activities

28,304

9,000

12,028

      NET
INCREASE (DECREASE) IN CASH
9,160

(1,040
)
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

Page 5

Cougar Holdings Inc.

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

        $
48,275

Reversal of management fees

-

           (48,000

           )

-

Advances

18,103

9,000

1,828

Conversions to common stock

        (8,600

)

              -

          (1,600

)

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

(b) Reports on Form 8-K

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

DATE JUNE 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    BY /S/ TERRY G. COOK
TERRY G. COOK, PRESIDENT AND SECRETARY

    DATE  JUNE
14, 2004

    BY /S/ CAM DALGLIESH
CAM DALGLIESH, DIRECTOR

    DATE  JUNE
14, 2004

Cougar Holdings Inc.

10-KSB - June 30, 2003