Form 10QSB/A
period 2003-09-30
COUGAR HOLDINGS INC
filed 2004-09-24
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A1

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

Explanatory Note

Cougar Holdings Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the first quarter year ended September 30, 2003 as the unaudited interim financial statements inadvertently had not been reviewed by our independent auditor when it was originally filed on November 4, 2003.  The unaudited interim financial statements contained in this amendment have been reviewed by our independent auditor.

Cougar Holdings Inc.	Page 2 of 16	Form 10-QSB/A1 September 30, 2003

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
September 30, 2003
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, September 30, 2003 and June 30, 2003	FS 2

Statements of Operations for the three ended September 30, 2003
and 2002, and from inception on June 2, 1999 through September 30, 2003	FS 3

Statement of Changes in Stockholders' Deficiency, for the Period
from inception on June 2, 1999 through September 30, 2003	FS 4

Statements of Cash Flows for the three months ended September 30, 2003
and 2002, and from inception on June 2, 1999 through September 30, 2003	FS 5

Condensed Notes to Financial Statements	FS 6 - 7

Page FS 1

Cougar Holdings Inc.	Page 3 of 16	Form 10-QSB/A1 September 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	Sep. 30, 2003	Jun. 30, 2003
	(Unaudited)
ASSETS
CURRENT
Cash	$ 9,177	$ 9,160

	9,177	9,160

COMPUTER EQUIPMENT, net of accumulated
depreciation	1,343	1,587

	$ 10,520	$ 10,747

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ 4,000	$ 4,000

	4,000	4,000

RELATED PARTY PAYABLE	9,503	9,503

	$ 13,503	$ 13,503

STOCKHOLDERS' DEFICIENCY

Capital stock
Common stock, $0.001 par value; 200,000,000
shares authorized; 3,390,001 (2002 - 3,390,001)
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Deficit accumulated during the exploration stage	(21,784)	(21,557)

	(2,983)	(2,756)

	$ 10,520	$ 10,747

The accompanying notes are an integral part of these financial statements.

Page FS 2

Cougar Holdings Inc.	Page 4 of 16	Form 10-QSB/A1 September 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

For the period
	from inception	For the three	For the three
	on Jun. 2, 1999	months ended	months ended
	to Sep. 30, 2003	Sep. 30, 2003	Sep. 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

Other income:
Interest income	$ 63	$ 17	$ 17

Operating expenses:

Mining property expenses	$ 3,872	$ -	$ -
General and administrative expenses
Other	17,975	244	4,259

	(21,847)	(244)	4,259

NET INCOME (LOSS)	$ (21,784)	$ (227)	$ (4,242)

NET INCOME (LOSS) PER SHARE - BASIC	$ (0.01)	$ -	$ -

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC	2,058,211	3,390,001	3,390,001

The accompanying notes are an integral part of these financial statements.

Page FS 3

Cougar Holdings Inc.	Page 5 of 16	Form 10-QSB/A1 September 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

For the Period From Inception on June 2, 1999 Through September 30, 2003

				Accumulated
				Deficit
				incurred
			Additional	during the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Totals

Inception, June 2, 1999

Common stock issued for
cash ($1.00 per share)	1	$ -	$ 1	-	$ 1

Net (loss)	-	-	-	$ (30,954)	(30,954)

Balance, June 30, 2000	1	-	1	(30,954)	(30,953)

Common stock issued in
satisfaction of the
related party payable
($0.0025 per share)	2,800,000	2,800	4,200	-	7,000

Net (loss)	-	-	-	(20,785)	(20,785)

Balance, June 30, 2001	2,800,001	2,800	4,201	(51,739)	(44,738)

Common stock issued for
cash ($0.02 per share)	510,000	510	9,690	-	10,200

Common stock issued in
satisfaction of the
related party payable
($0.02 per share)	80,000	80	1,520	-	1,600

Net (loss)	-	-	-	(2,803)	(2,803)

Balance, June 30, 2002	3,390,001	3,390	15,411	(54,542)	(35,741)

Net income	-	-	-	32,985	32,985

Balance, June 30, 2003	3,390,001	3,390	15,411	(21,557)	(2,756)

(Loss) for the three months
ended September 30, 2003	-	-	-	(227)	(227)

Balance, Sept. 30, 2003	3,390,001	$ 3,390	$ 15,411	$ (21,784)	$ (2,983)

The accompanying notes are an integral part of these financial statements.
Page FS 4

Cougar Holdings Inc.	Page 6 of 16	Form 10-QSB/A1 September 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)	For the period
	from inception	For the three	For the three
	on June 2, 1999	months ended	months ended
	to Sep. 30, 2003	Sep. 30, 2003	Sep. 30, 2002
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income ( loss)	$ (21,784)	$ (227)	$ (4,242)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation	3,533	244	244
Increase in accounts payable and
Accrued liabilities	4,000	-	-

Net Cash Used For Operating Activities	(14,251)	17	(3,998)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-	-

Net Cash Used For Investing Activities	(4,876)	-	-

FINANCING ACTIVITIES
Issuance of capital stock	10,201	-	-
Net advances from related party	18,103	-	-

Net Cash Provided By Financing Activities	28,304	-	-

NET INCREASE (DECREASE) IN CASH	9,177	17	(3,998)

CASH, BEGINNING OF PERIOD	-	9,160	10,200

CASH, END OF PERIOD	$ 9,177	$ 9,177	$ 6,202

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Non-cash Financing Activity
Common stock issued in satisfaction of
the related party payable	$ 8,600	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.
Page FS 5

Cougar Holdings Inc.	Page 7 of 16	Form 10-QSB/A1 September 30, 2003

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

The first quarter financial statements have been prepared by COUGAR HOLDINGS INC. without audit, in accordance with United States Generally Accepted Accounting Principals and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2003, included in the Company's Form 10-KSB.  The results of operations for the period ended September 30, 2003 are not necessarily indicative of operating results for the fiscal year ending June 30, 2004.

NOTE 2 - EXPLORATION STAGE COMPANY

We are an exploration stage company formed to explore our two mineral claims in Canada for the presence of gemstones.  Activities to date have consisted solely of the staking of mining claims.  We have not yet developed any mining properties into a producing mine, nor have we earned revenue from any of the properties.  We have minimal cash and  no history of earnings.  Since we have been an exploration stage company since inception and have not generated revenues, we operate with minimal overhead.

NOTE 3 - NET LOSS PER SHARE

At September 30, 2003 and 2002, the Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

NOTE 4 - GOING CONCERN

These first quarter financial statements are prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  As of September 30, 2003, the Company had $9,177 in cash, working capital of $5,177, a stockholders' deficiency of $2,983 and accumulated net losses of $21,784 since inception.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligation on a timely basis, to obtain additional financing and re-financing as may be required, to develop commercially viable mining resources, an ultimately to establish profitable operations.

Page FS 6

Cougar Holdings Inc.	Page 8 of 16	Form 10-QSB/A1 September 30, 2003

 COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENT

On May 3, 2004, the Company effected a two-for-three reverse stock split of the outstanding shares of common stock.  After the reverse stock split, the outstanding common stock will be 2,260,001 shares.  No voting or other rights would be affected by the reverse stock split and the par value of the common stock remains unchanged at $0.001 par value per share.

Page FS 7

Cougar Holdings Inc.	Page 9 of 16	Form 10-QSB/A1 September 30, 2003

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

Given these uncertainties, readers of this Form 10-QSB/A1 are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly release the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Management's Discussion and Analysis or Plan of Operation

Information in this section is current as of October 30, 2003.

We are an exploration stage company formed to explore our properties in Canada for the presence of gemstones.

We have interests in two mineral claims which we may explore.  The two interests consist of a 100% interest in each of the WC1 and WC2 mineral claims located near the city of Vernon, British Columbia, Canada.  None of our properties contain a known commercially viable deposit suitable for mining.

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

Management is focused on the immediate task of improving the Company's ability to attract equity capital.

Cougar Holdings Inc.	Page 10 of 16	Form 10-QSB/A1 September 30, 2003

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

Liquidity and Capital Resources

The Company's cash position was $9,177 at September 30, 2003, compared to $9,160 at June 30, 2003.

The Company had a working capital position of $5,177 at September 30, 2003, compared to $5,160 at June 30, 2003.

Cougar Holdings Inc.	Page 11 of 16	Form 10-QSB/A1 September 30, 2003

The Company has been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a company controlled by the Company's president Mr. Terry G. Cook.  The balance of the related party payable was $9,503 payable to Hudson Capital Corporation on September 30, 2003 compared to $9,503 on June 30, 2003.  On September 30, 2003, Hudson agreed not to demand payment on any of the Company's related party payables until July 1, 2005.

Results of Operation

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

Description of Property

The Company owns two mineral claims as disclosed at the Mineral Claims section in this Management's Discussion.  The Company also owns computer equipment and software having a net book value of $1,343 as at September 30, 2003.

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

Debt Securities to be Registered

Not applicable.

Cougar Holdings Inc.	Page 12 of 16	Form 10-QSB/A1 September 30, 2003

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

Cougar Holdings Inc.	Page 13 of 16	Form 10-QSB/A1 September 30, 2003

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

Cougar Holdings Inc.	Page 14 of 16	Form 10-QSB/A1 September 30, 2003

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

Cougar Holdings Inc.	Page 15 of 16	Form 10-QSB/A1 September 30, 2003

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

/s/ Terry G. Cook

Terry G. Cook
President

Date: September 22, 2004

Cougar Holdings Inc.	Page 16 of 16	Form 10-QSB/A1 September 30, 20