Form 10QSB/A
period 2004-03-31
COUGAR HOLDINGS INC
filed 2004-09-24
CIK 1165780

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

Explanatory Note

Cougar Holdings Inc. is filing this Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the third quarter year ended March 31, 2004 as the unaudited interim financial statements inadvertently had not been reviewed by our independent auditor when it was originally filed on April 30, 2004.  The unaudited interim financial statements contained in this amendment have been reviewed by our independent auditor.

Cougar Holdings Inc.	Page 2 of 16	Form 10-QSB/A1 March 31, 2004

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
March 31, 2004
(Unaudited)

TABLE OF CONTENTS

Page

Balance Sheets, March 31, 2004 and June 30, 2003	FS 2

Statements of Operations for the three and nine months ended March 31, 2004
and 2003, and from inception on June 2, 1999 through March 31, 2004	FS 3

Statement of Changes in Stockholders' Deficiency, for the Period
from inception on June 2, 1999 through March 31, 2004	FS 4

Statements of Cash Flows for the nine months ended March 31, 2004
and 2003, and from inception on June 2, 1999 through March 31, 2004	FS 5

Condensed Notes to Financial Statements	FS 6 - 7

Page FS 1

Cougar Holdings Inc.	Page 3 of 16	Form 10-QSB/A1/A1 March 31, 2004

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	Mar. 31, 2004	Jun. 30, 2003
	(Unaudited)
ASSETS
CURRENT
Cash	$ 5,287	$ 9,160

	5,287	9,160

COMPUTER EQUIPMENT, net of accumulated
depreciation	856	1,587

	$ 6,143	$ 10,747

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ 4,000

	-	4,000

RELATED PARTY PAYABLE	11,163	9,503

	$ 11,163	$ 13,503

STOCKHOLDERS' DEFICIENCY

Capital stock
Common stock, $0.001 par value; 200,000,000
shares authorized; 3,390,001 (June 30, 2003 - 3,390,001)
shares issued and outstanding	3,390	3,390
Additional paid-in capital	15,411	15,411
Deficit accumulated during the exploration stage	(23,821)	(21,557)

	(5,020)	(2,756)

	$ 6,143	$ 10,747

The accompanying notes are an integral part of these financial statements.

Page FS 2

Cougar Holdings Inc.	Page 4 of 16	Form 10-QSB/A1/A1 March 31, 2004

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

For the period
	from inception	For the three	For the nine	For the three	For the nine
	on Jun. 2, 1999	months ended	months ended	months ended	months ended
	to Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other Income:
Interest income	$ 88	$ 10	$ 42	$ 5	$ 28

Operating expenses:
Mining property expenses	$ 5,429	$ 1,557	$ 1,557	$ 2,408	$ 2,408
General and administrative
expenses	18,480	247	749	1,285	8,185
	23,909	1,804	2,306	3,693	10,593

Net loss	$ (23,821)	$ (1,794)	$ (2,264)	$ (3,688)	$ (10,565)

Net loss per share-basic (Note 3)	$ (0.01)	$ -	$ -	$ -	$ -

Weighted average common
shares outstanding-basic	2,196,373	3,390,001	3,390,001	3,390,001	3,390,001

The accompanying notes are an integral part of these financial statements.

Page FS 3

Cougar Holdings Inc.	Page 5 of 16	Form 10-QSB/A1 March 31, 2004

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

For the Period From Inception on June 2, 1999 Through March 31, 2004

				Accumulated
				Deficit
				incurred
			Additional	during the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Totals

Inception, June 2, 1999

Common stock issued for
cash ($1.00 per share)	1	$ -	$ 1	-	$ 1

Net (loss)	-	-	-	$ (30,954)	(30,954)

Balance, June 30, 2000	1	-	1	(30,954)	(30,953)

Common stock issued in
satisfaction of the
related party payable
($0.0025 per share)	2,800,000	2,800	4,200	-	7,000

Net (loss)	-	-	-	(20,785)	(20,785)

Balance, June 30, 2001	2,800,001	2,800	4,201	(51,739)	(44,738)

Common stock issued for
cash ($0.02 per share)	510,000	510	9,690	-	10,200

Common stock issued in
satisfaction of the
related party payable
($0.02 per share)	80,000	80	1,520	-	1,600

Net (loss)	-	-	-	(2,803)	(2,803)

Balance, June 30, 2002	3,390,001	3,390	15,411	(54,542)	(35,741)

Net income	-	-	-	32,985	32,985

Balance, June 30, 2003	3,390,001	3,390	15,411	(21,557)	(2,756)

(Loss) for the nine months
ended March 31, 2004	-	-	-	(2,264)	(2,264)

Balance, Mar. 31, 2004	3,390,001	$ 3,390	$ 15,411	$ (23,821)	$ (5,020)

The accompanying notes are an integral part of these financial statements.
Page FS 4

Cougar Holdings Inc.	Page 6 of 16	Form 10-QSB/A1 March 31, 2004

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
	For the period
	from inception	For the nine	For the nine
	on June 2, 1999	months ended	months ended
	to Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net income ( loss)	$ (23,821)	$ (2,264)	$ (10,565)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Depreciation	4,020	731	731
Increase in accounts payable and
Accrued liabilities	0	(4,000)	-

Net Cash Used For Operating Activities	(19,801)	(5,533)	(9,834)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-

Net Cash Used For Investing Activities	(4,876)	-	-

FINANCING ACTIVITIES
Issuance of capital stock	10,201	-	-
Advances from related party	19,763	1,660	9,000

Net Cash Provided By Financing Activities	29,964	1,660	9,000

NET INCREASE (DECREASE) IN CASH	5,287	(3,873)	(834)

CASH, BEGINNING OF PERIOD	-	9,160	10,200

CASH, END OF PERIOD	$ 5,287	$ 5,287	$ 9,366

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Non-cash Financing Activity
Common stock issued in satisfaction of
the related party payable	$ 8,600	$ -	$ -
Income Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Page FS 5

Cougar Holdings Inc.	Page 7 of 16	Form 10-QSB/A1 March 31, 2004

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

The third quarter financial statements have been prepared by COUGAR HOLDINGS INC. without audit, in accordance with United States Generally Accepted Accounting Principals and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2003, included in the Company's Form 10-KSB.  The results of operations for the period ended March 31, 2004 are not necessarily indicative of operating results for the fiscal year ending June 30, 2004.

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

NOTE 4 - GOING CONCERN

These second quarter financial statements are prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  As of March 31, 2004, the Company had $5,287 in cash, working capital of $5,287, a stockholders' deficiency of $5,020 and accumulated net losses of $23,821 since inception.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligation on a timely basis, to obtain additional financing and re-financing as may be required, to develop commercially viable mining resources, an ultimately to establish profitable operations.

Page FS 6

Cougar Holdings Inc.	Page 8 of 16	Form 10-QSB/A1 March 31, 2004

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

Page FS 7

Cougar Holdings Inc.	Page 9 of 16	Form 10-QSB/A1 March 31, 2004

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

Cougar Holdings Inc.	Page 10 of 16	Form 10-QSB/A1 March 31, 2004

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

Liquidity and Capital Resources

The Company's cash position was $5,287 at March 31, 2004, compared to $9,160 at June 30, 2003.

The Company had a working capital position of $5,287 at March 31, 2004, compared to $5,160 at June 30, 2003.

Cougar Holdings Inc.	Page 11 of 16	Form 10-QSB/A1 March 31, 2004

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

Description of Property

The Company owns two mineral claims as disclosed at the Mineral Claims section in this Management's Discussion.  The Company also owns computer equipment and software having a net book value of $856 as at March 31, 2004.

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

Debt Securities to be Registered

Not applicable.

Cougar Holdings Inc.	Page 12 of 16	Form 10-QSB/A1 March 31, 2004

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

Cougar Holdings Inc.	Page 13 of 16	Form 10-QSB/A1 March 31, 2004

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

Cougar Holdings Inc.	Page 14 of 16	Form 10-QSB/A1 March 31, 2004

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2004.

Cougar Holdings Inc.	Page 15 of 16	Form 10-QSB/A1 March 31, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cougar Holdings Inc.

/s/ Terry G. Cook

Terry G. Cook
President

Date: September 22, 2004

Cougar Holdings Inc.	Page 16 of 16	Form 10-QSB/A1 March 31, 2004