Form 10KSB
period 2004-06-30
COUGAR HOLDINGS INC
filed 2004-09-27
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended June 30, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Company on September 15, 2004 was $7,400 based on last price at which the common stock was sold by the Company.

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
2,408,001 common voting shares, $0.001 par value, issued and outstanding as of  September 15, 2004

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

Business of Registrant

We are an exploration stage company formed to explore our mineral claims in Canada for the presence of gemstones.  Activities to date have consisted solely of the staking of mining claims.  We have not yet developed any mining properties into a producing mine, nor have we earned revenue from any of the properties.  There is no assurance that a commercially viable mineral deposit exists on our property.  Exploration will be required before a final evaluation as to the economic feasibility is determined.

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

The WC1 claim was staked on February 17, 2004 and the WC2 claim was staked on February 18, 2004.

The WC1 and WC2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Record Date	Expiry Date

WC1	408439	20	03/02/2004	02/17/2005
WC2	408440	20	03/02/2004	02/18/2005

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

According to the Mineral Tenure Act of British Columbia, a mineral claim may be held for one year and thereafter from year to year.  In order to maintain a mineral lease the holder of the lease must, on or before the anniversary date, spend $100 CAD., or approximately $75 USD. each year per unit leased during the first three 1 year terms; and $200 CAD. or approximately $150 USD. each year per unit for subsequent 1 year terms.  The required expenditure can be in the form of expenditures on exploration or can be in the form of a direct payment to the Province of British Columbia.  If in any year, the required exploration work expenditure is not completed and filed with the Province prior to the lease expiry date, or if a payment is not made to the Province of British Columbia in lieu of the required work prior to the lease expiry date, the mineral claims will lapse.  A maximum of ten years of work credit may be filed on a claim.

The current WC1 lease expires on February 17, 2005 and the current WC2 lease expires on February 18, 2005.  The two mineral leases each consist of 20 units for a total of 40 units.  The extension of both these leases for another 1 year period therefore requires an expenditure of $4,000 CAD., or approximately $3,000 USD. for exploration work, plus the payment of a recording fee; or a direct payment of the same amount to the Province of British Columbia.

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

Vegetation includes birch, spruce and minor hemlock and cedar, with local areas containing the typical open bush and dry grass of the Okanagan Valley.  Exploration is arduous largely due to the topography.  The WC1 and WC2 claims involve a significant amount of terrain that consists of steep slopes that rise 20 to 50 feet in height, often at a steep incline.

Complicating the difficult terrain is the fact that much of the land has been previously logged, leaving behind tag alder and willow deadfall, cut by previous logging crews.  This deadfall, or fallen trees, is 5 to 20 feet high in much of the property, making it very difficult, and sometimes dangerous to walk the properties, particularly in areas where there are steep inclines.  In some areas it is difficult if not impossible to traverse side hill.

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

Our cash and marketable securities at June 30, 2004 were $10,422, compared to our June 30, 2003 balance of $9,160.  The Company maintains its cash balances in an interest bearing account at one financial institution, Sterling Savings Bank, located in Point Roberts, Washington.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2004, there were no uninsured cash balances.

Cougar had a working capital position of $6,422 at June 30, 2004, compared to our working capital position of $5,160 at June 30, 2003.

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

The time and costs involved in having the Company's properties inspected by inspectors for the B.C. Mining Division and a rough estimate of the cost of a bond that might have to be posted forms part of our estimate of time and costs for phases 1, 2 and 3.

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

Employees

At present, we have no full or part-time employees.  Cougar is presently managed by Terry G. Cook and Cam Dalgliesh, our officers and directors.  Mr. Cook and Mr. Dalgliesh do not have employment agreements with us.  Mr. Cook devotes approximately 25% of his time to our operations and Mr. Dalgliesh devotes approximately 5% of his time to our operations.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any employees.  Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties.

Reports to Security Holders

After we complete this registration, we will not be required to furnish you with an annual report and we will not be voluntarily sending you an annual report.  Our annual reports will include audited financial statements.  Shareholders wishing to receive an annual report may request one by contacting our principal executive offices.

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

Item 2.  Description of Property

Mineral Claims

We have interests in two properties which we may explore.  The two interests consist of a 100% interest in each of the WC1 and WC2 mineral properties located near the city of Vernon, British Columbia, Canada.  None of our properties contain a known commercially viable deposit suitable for mining.  Details regarding our interests in these two mineral claims are discussed in a previous item entitled Description of Business.

Office Facilities

The Company's executive offices are currently located at 10655 NE 4th Street, Suite 400, Bellevue, WA 98004 in an area comprised of approximately 200 square feet.  The space is provided at no cost to the Company by the President and any resulting rent expense if the space were rented to the Company would be immaterial.  The Company considers the facilities adequate for current purposes.  The Company owns computer equipment and software having a net book value of $612 as at June 30, 2004.

Item 3.  Legal Proceedings

Cougar Holdings Inc. does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceedings or pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters received the written consent of the holders of a majority of the voting common shares, during the last quarter of this fiscal year ending June 30, 2004:

A group of two (2) holders representing 100% of the issued and outstanding voting common shares, by Written Consent In Lieu of Meeting, dated May 1, 2004, approved a reverse split of Cougar Holdings Inc.'s common shares on the basis of 3 old shares being exchanged for 2 new shares.  Such action by written consent is sufficient to satisfy the applicable requirements of Nevada law that a reverse split be approved by the stockholders.  Accordingly, the stockholders will not be asked to take further action on the reverse split at any future meeting.

On May 1, 2004, the Board of Directors of Cougar Holdings Inc. unanimously adopted a resolution setting the close of business on May 3, 2004 as the record date to effect a 2 for 3 reverse stock split (2 new shares for 3 old shares), consistent with the approvals obtained from stockholders holding 3,390,001 (100% of outstanding common stock) shares of common stock.  On May 3, 2004, following the reverse split, there were a total of 2,260,001shares of common stock outstanding.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

On September 17, 2004, the Company was notified by the NASD that the Company's application to list on the OTCBB has been approved effective September 20, 2004.  The trading symbol will be CGRH.  Previously, there was no public trading market as the Company's common stock did not trade on any exchange or any Over-the-Counter Electronic Bulletin Board.  There is no assurance that any market for the Company's stock will develop or exist.

As of September 15, 2004 there were 2,408,001 shares of common stock outstanding.  There are no stock options, warrants, rights, conversion privileges or other similar rights which the listed beneficial owners or anyone else may acquire.  No shares have been offered nor proposed to be offered to the public.

A total of 2,260,001 shares of common stock are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act.  Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

On May 6, 2004, the Company issued 148,000 common shares to a total of 39 investors relying upon an exemption under Regulation S of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issues.  The Company received $7,400 from this issue and has used or will use the proceeds for its general and administrative purposes.  The company registered these 148,000 shares of common stock on behalf of 39 shareholders by filing an SB-2 Registration Statement on May 13, 2004 and subsequently filed an SB-2/A1 on June 22, 2004 that became effective on June 24, 2004.  The Company did not receive any proceeds as a result of this registration.

Holders

As of September 15, 2004, the shareholders' list for the Company's common shares showed 41 registered shareholders.

Dividends

The Company has not declared any dividends since incorporation, and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain future earnings for use in its operation and expansion of its business.

There are no restrictions in our articles of incorporation or bylaws that prevent the Board of Directors from declaring dividends.  The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.  We would not be able to pay our debts as they become due in the usual course of business; or

2.  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

The Company does not have any Equity Compensation Plans at this time.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The information in this Management's Discussion is current as of September 24, 2004.

Forward-Looking Statements

Some discussions in this quarterly filing may contain forward-looking statements and are prospective in nature.  Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management.  Forward looking statements are statements that express our goals, beliefs, plans, current expectations or other statements regarding matters that are not historical facts.  Forward-looking statements are often identified by words such as "believes", "anticipates", "expects", "estimates" and similar expressions, or words which, by their nature, refer to future events.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in such statements.

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

Plan of Operation

Cougar Holdings is incorporated in the state of Nevada and owns mineral claims that it wishes to explore.  The Company owns a 100% interest in two mineral claims it has staked known as the WC1 and WC2 mineral claims.

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

The WC1 and WC2 claims expire on February 17 and February 18, 2005 respectively.  The two mineral leases each consist of 20 units for a total of 40 units.  The extension of both these leases for another 1 year period beyond February 15, 2004 will therefore require an expenditure of $4,000 CAD., or approximately $3,000 USD., for exploration work plus the payment of a recording fee; or a direct payment of the same amount to the Province of British Columbia.

We have not begun Phase 1 of our exploration program as the Company does not have enough capital to complete Phase 1 and thus must first raise additional capital in order to proceed.  The Company does not plan to begin Phase 1 until the additional funds needed have been secured.

Regardless of when Phase 1 of our exploration program is started, we will have to raise additional operating capital within the next 12 months, either in the form of an advance or an equity investment by our President or in the form of equity investment by outside investors.  Based on actual Fiscal 2004 operating expenses, our estimate  of accounting and legal fees for the next 12 months and our current liabilities, we estimate that the Company needs an infusion of $5,000 in operating capital within the next 12 months.  Failure to raise enough operating capital within the next 12 months in order to pay our estimated operating expenses would mean that Cougar Holdings would have to cease operations.

Management has reviewed the exploration program subsequent to the re-staking of properties in February 2004 and has concluded that in order to proceed with Phase 1 of the exploration program an additional $20,000 of capital must be raised either as a cash investment by our President or as an equity investment by outside investors.  Total capital that must be raised in order to operate for another 12 months and to start and complete Phase 1 of the exploration program is therefore $25,000.

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

On May 1, 2004, the Board of Directors of Cougar Holdings Inc. unanimously adopted a resolution setting the close of business on May 3, 2004 as the record date to effect a 2 for 3 reverse stock split (2 new shares for 3 old shares), consistent with the approvals obtained from stockholders holding 3,390,001 (100% of outstanding common stock) shares of common stock.  On May 3, 2004, following the reverse stock split, there were a total of 2,260,001 shares of common stock outstanding.

On May 6, 2004, we completed an offering of 148,000 shares of our common stock to a total of 39 purchasers.  The total amount we received from this offering was $7,400.  No underwriters were used, nor were any brokerage commissions paid in connection with this share issue.  The company registered these 148,000 shares of common stock on behalf of the 39 shareholders by filing an SB-2 Registration Statement on May 13, 2004 and subsequently filed an SB-2/A1 on June 22, 2004 that became effective on June 24, 2004.  The Company did not receive any proceeds as a result of this registration.

In order to make the Company more attractive to future equity investors, the Company in July 2004 submitted an application to the NASD to list on the Over-the Counter Bulletin Board.  On September 17, 2004, the Company was notified by the NASD that the Company's application to list on the OTCBB has been approved effective September 20, 2004.  The trading symbol will be CGRH.  Previously, there was no public trading market as the Company's common stock did not trade on any exchange or any Over-the-Counter Electronic Bulletin Board.  There is no assurance that any market for the Company's stock will develop or exist.

On September 20, 2004 the Board of Directors of Cougar Holdings passed a resolution to adopt a Code of Ethics dated September 20, 2004 for its officers and directors.

There is no assurance that we will be able to raise enough money to stay in business.  Whatever money we do raise will be applied firstly to general and administrative expenses and secondly to exploration.  We will likely have to find alternative sources of money, like a public offering, a private placement of securities or loans from our officers or others.

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

There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by Cougar Holdings.  Future equity financing may result in substantial dilution to purchasers.

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

We currently have no plans for purchase or sale of any plant or any significant equipment and we do not expect any significant changes in the number of employees.

Management periodically reviews our exploration program with the assistance of mining professionals.  Decisions to abandon, reduce or expand exploration efforts are based upon many factors including general and specific assessments of mineral deposits, the likelihood of increasing or decreasing those deposits, land costs, estimates of future mineral prices, potential extraction methods and costs, the likelihood of positive or negative changes to the environment, permitting, taxation, labor and capital costs.

Significant Uncertainties

It is uncertain whether we will find any viable mineral reserves, and if found, whether they will be economically feasible or profitable.

Our mineral exploration project is also subject to numerous other uncertainties including economic conditions, regulatory requirements, and financing.  It is uncertain whether we can finance exploration of the property.

Liquidity and Capital Resources

The Company's cash position was $10,422 at June 30, 2004, compared to $9,160 at June 30, 2003.

The Company had a working capital position of $6,422 at June 30, 2004, compared to $5,160 at June 30, 2003.

The Company has been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a company controlled by the Company's president Mr. Terry G. Cook. The related party payables balance was $11,235 on June 30, 2004, payable to Hudson Capital Corporation, compared to $9,503 on June 30, 2003.  On September 30, 2003, Hudson agreed not to demand payment on any of the Company's related party payables until July1, 2005.

Results of Our Operations

The Company had $0 operating revenue for the fiscal year ended June 30, 2004 compared to $0 operating revenue for the fiscal year ended June 30, 2003.  The Company had $56 of other income for the fiscal year ended June 30, 2003 and $46 of other income for the fiscal year ended June 30, 2002.  Other income consisted solely of interest income.

We recorded a net loss of $(8,845) for the fiscal year ended June 30, 2004 compared to a net income of $32,985 for the fiscal year ended June 30, 2003,

Our net loss of $(8,845) in fiscal 2004 resulted from total revenues of $56, mineral property expenses of $1,557 and general and administrative expenses of $7,344.  Our net income of $32,985 in fiscal 2003 resulted from total revenues of $46, mineral property expenses of $2,408 and general and administrative expenses of $(35,347) which included general and administrative expenses of $15,015 and a recovery of accrued management fee expenses of $(48,000).  The management fees of $48,000 were reversed on June 30, 2003 by Hudson Capital Corporation, a company controlled by Mr. Terry G. Cook, the President of Cougar Holdings Inc

Inflation

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

Recent Accounting Pronouncements

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 does not have an impact on its results of operations or financial position.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 ("SFAS 132(R)"), "Employers' Disclosures About Pensions And Other Postretirement Benefits".  SFAS 132(R) revises employers' disclosures about pension plans and other post-retirement benefit plans.  SFAS 132(R) does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" or No. 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions".  SFAS 132(R) retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits", which it replaces.  It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  The required information should be provided separately for pension plans and for other post-retirement benefit plans.  The Company has determined that the adoption of SFAS 132(R) does not have an impact on its results of operations or financial position.

In December 2003, the Financial Accounting Standards Board (the "FASB") issued revised FASB Interpretation No. 46 ("FIN 46(R)"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No 51", FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003.  The Company has determined that the adoption of FIN 46(R) does not have an impact on its results of operations or financial position.

In a December 11, 2003 speech, the American Institute of Certified Public Accountants and Securities and Exchange Commission (the "SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore are valued as liabilities.  The SEC expressed that it expects registrants to disclose the effect on the financial statements of recognizing the rate-lock commitments as written put options for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin No. 105 ("SAB 105") "Application of Accounting Principles to Loan Commitments".  SAB 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  The Company has determined that the adoption of SAB No. 105 does not have an impact on its results of operations or financial position.

Item 7.  Financial Statements

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

Cougar Holdings Inc.
(An Exploration Stage Company)

Financial Statements

June 30, 2004 and 2003

INDEX

Page

Report of Independent Registered Public Accounting Firm	1

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Stockholders' Deficiency	4

Statements of Cash Flows	5

Notes to the Financial Statements	6-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cougar Holdings Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Cougar Holdings Inc. (An Exploration Stage Company) as at June 30, 2004 and 2003, the related statements of operations and cash flows for each of the years in the two-year period ended June 30, 2004 and for the period from inception on June 2, 1999 to June 30, 2004, as well as the related statements of changes in stockholders' deficiency for the period from inception on June 2, 1999 to June 30, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of Cougar Holdings Inc. (An Exploration Stage Company) as at June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2004 and for the period from inception on June 2, 1999 to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern, unless the Company attains future profitable operations and/or obtains additional financing.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
August 20, 2004

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEETS

As at June 30,	2004	2003

ASSETS
CURRENT
Cash	$10,422	$9,160

	10,422	$9,160

EQUIPMENT	612	1,587

	$11,034	$10,747

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$4,000	$4,000

	4,000	4,000

RELATED PARTY PAYABLE	11,235	9,503

	15,235	13,503

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK
Common stock, $0.001 par value; 200,000,000
shares authorized; 2,408,001 (2003 -- 2,260,001)
shares issued and outstanding	2,408	3.390

ADDITIONAL PAID-IN CAPITAL	23,793	15,411

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(30,402)	(21,557)

	(4,201)	(2,756)

	$11,034	$10,747

The accompanying notes are an integral part of these financial statements.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Period
	from Inception
	on June 2, 1999	For the Year	For the Year
	to June 30,	ended June 30,	ended June 30,
	2004	2004	2003

OTHER INCOME
Interest Income	$102	$56	$46

OPERATING EXPENSES
Mining property expenses	5,429	1,557	2,408
General and administrative expenses
Management fees (reversal)	-	-	(48,000)
Other	25,075	7,344	12,653

	$30,504	$8,901	$(32,939)

NET INCOME (LOSS)	$(30,402)	$(8,845)	$32,985

NET INCOME (LOSS) PER SHARE - BASIC		$(0.00)	$0.01

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC		2,262,839	2,260,001

The accompanying notes are an integral part of these financial statements.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the period from inception on June 2, 1999 to June 30, 2004

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception, June 2, 1999

Common stock issued for cash	1	$-	$1	$-	$1

Net (loss)	-	-	-	(30,954)	(30,954)

Balance, June 30, 2000	1	-	1	(30,954)	(30,953)

Common stock issued in
satisfaction of the related
party payable	1,866,667	1,867	5,133	-	7,000

Net (loss)	-	-	-	(20,785)	(20,785)

Balance, June 30, 2001	1,866,668	1,867	5,134	(51,739)	(44,738)

Common stock issued for cash	340,000	340	9,860	-	10,200

Common stock issued in
satisfaction of the related
party payable	53,333	53	1,547	-	1,600

Net (loss)	-	-	-	(2,803)	(2,803)

Balance, June 30, 2002	2,260,001	2,260	16,541	(54,542)	(35,741)

Net income	-	-	-	32,985	32,985

Balance, June 30, 2003	2,260,001	2,260	16,541	(21,557)	(2,756)

Common stock issued for
cash	148,000	148	7,252	-	7,400

Net (loss)	-	-	-	(8,845)	(8,845)

Balance, June 30, 2004	2,408,001	$2,408	$23,793	$(30,402)	$(4,201)

The accompanying notes are an integral part of these financial statements.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	For the Period
	from Inception
	on June 2, 1999	For the Year	For the Year
	to June 30,	ended June 30,	ended June 30,
	2004	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$(30,402)	$(8,845)	$32,985
Adjustments to reconcile net income
(loss) to net cash used for operating
activities
Depreciation	4,264	975	975
Management fees (reversal)	-	-	(48,000)
Increase in accounts payable
and accrued liabilities	4,000	-	4,000

Net Cash Used For Operating Activities	(22,138)	(7,870)	(10,040)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-	-

Net Cash Used For Investing Activities	(4,876)	-	-

FINANCING ACTIVITIES
Issuance of common stock	17,601	7,400	-
Advances from related party	19,835	1,732	9,000

Net Cash Provided By Financing Activities	37,436	9,132	9,000

NET INCREASE (DECREASE) IN CASH	10,422	1,262	(1,040)

CASH, BEGINNING OF PERIOD	-	9,160	10,200

CASH, END OF PERIOD	$10,422	$10,422	$9,160

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Non-cash Financing Activity
Common stock issued in satisfaction of
related party payable	$8,600	$-	$-

Income Taxes Paid	$-	$-	$-

Interest Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Cougar Holdings Inc. (the "Company") was incorporated in the State of Nevada on June 2, 1999.  The Company was organized to explore properties in British Columbia, Canada, for gemstones and other commercial grade minerals.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  As of June 30, 2004, the Company had $10,422 in cash, working capital of $6,422, a stockholders' deficiency of $4,201 and accumulated net losses of $30,402 since inception.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through advances from related parties and issuance of its common stock.  If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues.  There are no assurances, however, with respect to the future success of these plans.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

The Company is not currently earning any revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 ("SFAS 7"), "Accounting and Reporting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring gemstones properties in British Columbia, Canada.  Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

The Company does not accrue the estimated future costs of maintaining its mineral properties in good standing.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at June 30, 2004 and 2003, cash and cash equivalents consist of cash only.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period.  Actual results in future periods could differ from those estimates.

Income Taxes

Income taxes are recognized in accordance with Statements of Financial Accounting Standards No. 109 ("SFAS 109") , "Accounting for Income Taxes", whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered.  A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures.  Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.  At June 30, 2004 and 2003, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety, and environmental matters.  The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Exploration Costs

Exploration costs of mineral properties that do not add net realizable value to the properties are charged to operations as incurred.

Foreign Currency Translation

The Company holds interest in two mineral claims in British Columbia, Canada; accordingly, local currency is considered the functional currency.  Accordingly, the Company translates the monetary assets and liabilities related to its Canadian operations at year-end exchange rates and all income and expenses are translated at average exchange rates prevailing during the period.  Non-monetary assets and liabilities are translated at the rates prevailing at the dates the assets were acquired or liabilities incurred.  Exchange gains and losses arising on translation are included in earnings.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets".  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.  If impairment is deemed to exist, the assets will be written down to fair value.

Recent Accounting Pronouncements

In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.  SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  The Company has determined that the adoption of SFAS 150 does not have an impact on its results of operations or financial position.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 ("SFAS 132(R)"), "Employers' Disclosures About Pensions And Other Postretirement Benefits".  SFAS 132(R) revises employers' disclosures about pension plans and other post-retirement benefit plans.  SFAS 132(R) does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" or No. 106, "Employers Accounting for Post-retirement Benefits Other Than Pensions".  SFAS 132(R) retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits", which it replaces.  It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  The required information should be provided separately for pension plans and for other post-retirement benefit plans.  The Company has determined that the adoption of SFAS 132(R) does not have an impact on its results of operations or financial position.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Recent Accounting Pronouncements (Cont'd)

In December 2003, the Financial Accounting Standards Board (the "FASB") issued revised FASB Interpretation No. 46 ("FIN 46(R)"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No 51", FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003.  The Company has determined that the adoption of FIN 46(R) does not have an impact on its results of operations or financial position.

In a December 11, 2003 speech, the American Institute of Certified Public Accountants and Securities and Exchange Commission (the "SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore are valued as liabilities.  The SEC expressed that it expects registrants to disclose the effect on the financial statements of recognizing the rate-lock commitments as written put options for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin No. 105 ("SAB 105") "Application of Accounting Principles to Loan Commitments".  SAB 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  The Company has determined that the adoption of SAB No. 105 does not have an impact on its results of operations or financial position.

Fair Values of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related party.  Management of the Company does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.  The respective carrying values of financial instruments approximate their fair values.  Fair values were assumed to approximate carrying values since they are short-term in nature or they are receivable or payable on demand.

Concentration of Risk

The Company maintains its cash accounts in one commercial bank in Point Roberts, WA.  The Company's cash accounts are in a business checking account, which is insured by the Federal Deposit Insurance Corporation for up to $100,000.  As at June 30, 2004 the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-up Activities," which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on June 2, 1999 to June 30, 2004.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Computer Equipment

Computer equipment is stated at the lower of cost or estimated net realizable value and is depreciated using the straight-line method over its estimated useful life (five years).  Maintenance and repairs are charged to operations as incurred.  Betterments of a major nature are capitalized.  When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation".  The Company does not have a stock option plan nor has it granted any stock options since inception.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders' Equity (Deficiency).  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of "other comprehensive income" for the years ended June 30, 2004 and 2003.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment.  Intangible assets with a definite life are required to be amortized over their useful life.  The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - EQUIPMENT
	2004			2003

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer
equipment	$ 4,876	$ 4,264	$ 612	$ 4,876	$ 3,289	$ 1,587

 NOTE 4 - MINERAL PROPERTIES

Title to mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mineral properties.  The Company has investigated title to all of its mineral properties and, to the best of its knowledge, title to all of its properties is in good standing and unencumbered.

As at June 30, 2004, the Company has a 100% interest in two mineral properties known as the WC1 and WC2 mineral claims, located in the Vernon Mining Division, Province of British Columbia, administered by the Mineral Titles Branch, Ministry of Energy and Mines of the Province of British Columbia, Canada.  As of June 30, 2002, the Company had interests in three properties known as the WCT1, WC1 and WC2 mineral claims. Those claims were staked during the year ended June 30, 2002 and upon expiry of the claims, the WC1 and WC2 claims were re-staked during the year ended June 30, 2003 while the WCT1 claim was allowed to lapse.  In connection with re-staking or establishing the claims, the Company incurred costs totaling $1,557 and $2,408 for the years ended June 30, 2004 and 2003, respectively, that are reflected in the Company's operating expenses.  None of the Company's properties contain a known commercially viable deposit suitable for mining.

The current WC1 and WC2 claims expire on February 17, 2005 and February 18, 2005 respectively.  In order to extend these mineral claims for another 1 year period, the Company is required to spend $3,000, plus payment of a recording fee, in the form of expenditures on exploration work or direct payment to the Province of British Columbia.

NOTE 5 - INCOME TAXES

A reconciliation of current income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Income (loss) before income tax provision (benefit)	$(8,845)	$32,985

Expected provision (benefit) at statutory rates	$(3,007)	$11,215

Unrecognized benefit (provision) of non-capital losses	3,007	(11,215)

Total current income taxes (recovery)	$-	$-

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (Cont'd) The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	2004	2003

Future income tax assets:

Operating losses available for future periods	$30,402	$21,557

Valuation allowance	(30,402)	(21,557)

Net future income tax asset	$-	$-

The Company has incurred operating losses of approximately $30,402 which, if unutilized, will expire through to 2024.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's operations have been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a company controlled by Mr. Terry G. Cook, the President and Director of Cougar Holdings Inc.  In addition to the transactions described in Note 6, the following table schedules the Company's transactions with Hudson:

	For the Period
	from Inception
	on June 2, 1999	For the Year	For the Year
	to June 30,	ended June 30,	ended June 30,
	2004	2004	2003

Beginning balance	$-	$9,503	$48,503

Reversal of management fees	-	-	(48,000)

Advances	19,835	1,732	9,000

Conversions to common stock	(8,600)	-	-

Ending balance	$11,235	$11,235	$9,503

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (Cont'd)

Hudson has provided management and office services to the Company since its inception that have been accrued in the related party payable.  For the year ended June 30, 2004 (2003 - $9,000), Hudson advanced $1,732 to Cougar for the continuation of Cougar's operations.  Effective June 30, 2003, Hudson reversed all management fees totaling $48,000 charged to the Company since inception and applied the credit as a reversal of management fees.  The balance in the related party payable consists of amounts paid by Hudson on the Company's behalf to fund operating activities, or funds advanced to the Company by Hudson.  These amounts are unsecured and do not bear interest.  Hudson has agreed not to demand payment on any of the amounts prior to December 31, 2005.

NOTE 7 - CAPITAL STOCK

Authorized

The Company is authorized to issue 200,000,000 common shares with a par value of $0.001.  On May 3, 2004, the Company effected a two-for-three reverse stock split of the outstanding shares of common stock as discussed below.  The two-for-three reverse stock split did not change the number of authorized shares and the par value of the common stock remained unchanged at $0.001 par value per share.

Reverse Stock Split

On May 3, 2004 the Company effected a two-for-three reverse stock split of the outstanding shares of common stock.  After the reverse stock split, the outstanding common stock was 2,260,001 shares.  Fractional shares resulting from the reverse stock split were rounded up to the nearest whole number.  All shares and per share amounts in the financial statements have been adjusted to give effect to the stock split.  No voting or other rights were affected by the reverse stock split.  The statements of changes in the stockholders' deficiency have been restated up to its inception date on June2, 1999 to reflect the reverse stock split.

Private Placement of Common Stock

During the year ended June 30, 2004, the Company issued 148,000 shares of its common stock at $0.05 per share to investors under Regulation S of the Securities and Exchange Act for cash of $7,400.  The Company undertook registration of these issued shares with the Securities and Exchange Commission by filing an SB-2 Registration Statement on May 13, 2004.  This SB-2 Registration Statement became effective on June 24, 2004.

The Company was initially capitalized at its inception by the sale of one share of its common stock for $1.00 to Hudson.  During the year ended June 30, 2003, the Company did not issue any additional common stock for cash.  During the year ended June 30, 2002, the Company issued 340,000 shares (after adjustment for the two-for-three reverse stock split in May 2004) of its common stock to Hudson and a Director of the Company, for $10,200.

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK (Cont'd)

Common Stock Issued in Satisfaction of the Related Party Payable

During the year ended June 30, 2004 and 2003, the Company did not issue any additional common stock in satisfaction of related party payable.

During the year ended June 30, 2002, the Company issued 53,333 shares (after adjustment for the two-for-three reverse stock split in May 2004) of its common stock to Hudson in satisfaction of $1,600 payable to Hudson.

During the year ended June 30, 2001, the Company issued 1,866,667 shares (after adjustment for the two-for-three reverse stock split in May 2004) of its common stock to Hudson in satisfaction of $7,000 payable to Hudson.

NOTE 8 - SEGMENTED INFORMATION

The Company operates in Canada in one business segment, being the exploration of mineral properties.

NOTE 9 - COMPARATIVE FIGURES

Certain amounts in prior years have been reclassified to conform to the presentation used in the current year.

Page 14

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

Item 8A.  Controls and Procedures

At the end of the period covered by this report, the Company's President, acting in the capacity of Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation,  the Company's President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There was no  change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Directors and Executive Officers

Name	Age	Positions(s)	Director Since

Terry G. Cook	55	President, Director	June 1999

Cam Dalgliesh	61	Director	June 1999

Terry G. Cook

Mr. Cook is the President and a Director of Cougar Holdings Inc., and has been an Officer and Director of the Company continuously from June 1999 to the present.  His responsibilities include general management and financial management.  Mr. Cook also holds the positions of Chief Financial Officer, Secretary and Treasurer.

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

Mr. Cook was the President and a Director of Leopard Capital Inc. from May 1998 to February 2004.  Leopard Capital is a publicly-traded company that previously held mining interests in British Columbia, Canada.  Mr. Cook also held the positions of Chief Financial Officer and Treasurer.  In February 2004, Leopard Capital went through a change of control, and a name change to China Expert Technology Inc., and Mr. Cook resigned his positions as an Officer and a Director.

Cam Dalgliesh

Mr. Dalgliesh is a Director of Cougar Holdings Inc. and has been a Director of the Company continuously from June 1999 to the present.  Mr. Dalgliesh was also the Secretary of Cougar from June 1999 to March 2002.  His responsibilities include assisting Mr. Cook in our general administration and planning.

Mr. Dalgliesh has a Bachelor of Arts Degree and has extensive experience in several small and medium sized businesses.  Mr. Dalgliesh joined Quicksilver  Messengers in October 1998 in the customer service area and was with them until January 2004, when he joined ICS Courier Services.

Mr. Dalgliesh was the Secretary and a Director of Leopard Capital Inc. from May 1998 to February 2004.  Leopard Capital is a publicly-traded company quoted on the NASD over-the-counter bulletin board that previously held mining interests in British Columbia, Canada.  In February 2004, Leopard Capital went through a change of control, and a name change to China Expert Technology Inc., and Mr. Dalgliesh resigned his positions as an Officer and a Director.

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

Audit Committee

At December 31, 2003, the Company had not formed an audit committee or adopted an audit committee charter.  In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of our common stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC").  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received or written representations from Reporting Persons, we believe that with respect to the fiscal year ended June 30, 2004 all the Reporting Persons complied with all applicable filing requirements.  During fiscal 2004, Terry Cook filed a Form 3 in October 2003 and Cam Dalgliesh filed a Form 3 in March 2004, rather than in January 2003.

Code Of Ethics

The Company has adopted a Code of Ethics that applies to the Company's executive officers and directors.  The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Cougar Holdings Inc., 10655 NE 4th Street, Suite 400, Bellevue, WA, 98004

Item 10.  Executive Compensation

During Fiscal 2004 ended June 30, 2004 and during fiscal 2003, no director or executive officer received or accrued any compensation in cash or otherwise.  We have not set aside or accrued any funds since our inception to provide pension, retirement or similar benefits for directors or executive officers.

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

Long-Term Compensation

Not Applicable

Summary Compensation Table

The following table sets forth the compensation paid by us to our principal executive officer for fiscal years ending June 30, 2004, 2003, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE
		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)	All other compen- sation ($)

Terry G. Cook, President	2004	0	0	0	0	0	0	0

Terry G. Cook, President	2003	0	0	(48,000) (1)	0	0	0	0

Terry G. Cook, President	2002	0	0	0	0	0	0	0

Terry G. Cook, President	2001	0	0	18,000 (1)	0	0	0	0

Terry G. Cook, President	2000	0	0	30,000 (1)	0	0	0	0

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

Compensation of Directors

Our directors do not receive any compensation for their service as directors or in connection with attendance at board meetings. The Company does not provide any compensation for committee participation or special assignments of the Board of Directors, but may enter into separate consulting agreements with individual directors at times.  At this time, there are no other separate consulting agreements with individual directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of the close of business on September 15, 2004 based on information available to us, the following persons owned beneficially more than 5% of our outstanding common shares:

5% or Greater Shareholders

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class (1)

Common	Hudson Capital Corporation	2,253,334	93.58%
	(Terry G. Cook) (2)
	10655 NE 4th Street, Suite 400
	Bellevue, WA 98004

(1)	Based on 2,408,001 shares of common stock outstanding as of September 15, 2004.
(2)	Mr. Terry G. Cook is the President and controlling shareholder of Hudson Capital Corporation and controls these shares through his control of Hudson.

The following table lists as of September 15, 2004, all of our directors and executive officers who beneficially owned our voting securities and the amount of our voting securities owned by the directors and executive officers as a group.

Security Ownership of Management

Title of	Name and Address	Amount and Nature of	Percent of
Class	of Beneficial Owner	Beneficial Ownership	Class (1)

Common	Terry G. Cook (2)	2,253,334	93.58%
	10655 NE 4th Street, Suite 400
	Bellevue, WA 98004

Common	Cam Dalgliesh, Director	6,667	0.28%
	1574 Gulf Road, #1505,
	Point Roberts, WA 98281

Total Directors and Officers		2,260,001	93.86%

(1)	Based on 2,408,001 common shares outstanding as of September 15, 2004.
(2)	Hudson Capital Corporation is the beneficial owner of 2,253,334 common shares of Cougar Holdings. Mr. Terry G. Cook is the President and controlling shareholder of Hudson Capital Corporation and controls these shares of Cougar Holdings Inc. through his control of Hudson.

Item 12.  Certain Relationships and Related Transactions

Hudson Capital Corporation, a company controlled by Cougar's President, Terry G. Cook, has since our inception advanced funds to Cougar for it's administrative and operating expenses.  There are no specific terms of repayment and no interest charged on these related party payables.  On March 15, 2004, Hudson agreed not to demand payment of any of the Company's related party payables until December 31, 2005.

Hudson Capital Corporation had accrued compensation of $48,000 from Cougar Holdings for management and administrative services since Cougar's inception on June 2, 1999 to December 31, 2001.  This amount of $48,000 was reversed by Hudson on June 30, 2003.  There is no services contract between Hudson Capital and Cougar Holdings.  Valuation of the services is determined entirely by prevailing professional fees charged by third parties for such services, with the clear understanding that the fees charged by Hudson to Cougar shall be no less favorable to Cougar than if these services were provided by an independent third party.  Furthermore, any compensation to be paid to Hudson Capital for services rendered will be determined by the Board of Directors of Cougar Holdings.

During the past three years, Cougar Holdings has sold the following common stock, directly or indirectly to Officers or Directors of the Company:  On January 31, 2002, Cougar Holdings sold 80,000 shares of common stock to Hudson Capital Corporation at $0.02 per share for a total of $1,600.  On June 30, 2002, Cougar Holdings sold 10,000 shares of common stock to Cam Dalgliesh, a Director of Cougar, at $0.02 per share for a total of $200.  On June 30, 2002, Cougar Holdings sold 500,000 shares of common stock to Hudson Capital Corporation at $0.02 per share for a total of $10,000.  For each of these share issues we relied on Section 4(2) of the Securities Act because the transaction did not involve a public offering and was therefore exempt from the registration requirements of the Securities Act.  No underwriters were used, nor were any brokerage commissions paid in connection with the above share issues.

Hudson Capital Corporation is Cougar's majority shareholder, holding 2,253,334 shares or 93.58% of our common stock, and is the parent company of Cougar Holdings Inc.

Cougar's two mineral claims, the WC1 and WC2 claims, are recorded in Mr. Cook's name and held in trust for Cougar Holdings Inc. by Mr. Cook in order to minimize fees.  Terry G. Cook has no interest whatsoever in the said mineral claims other than that of a bare trustee.  Any distribution whether income or capital and whether in cash or otherwise, and any rights in respect of the mineral claim do not in any manner belong to Terry G. Cook, but are the property of Cougar Holdings Inc.

Other than as discussed above, Cougar Holdings has not, since our date of incorporation, been or is to be a party in any transactions or proposed transactions that had or is to have a direct or indirect material interest with any of the following persons :

Any of our directors or officers;
Any person proposed as a nominee for election as a director;
Any person who beneficially owns, directly or indirectly, shares carrying more than 10%
     of the voting rights attached to our outstanding shares of common stock;
Any of our promoters, and;
Any member of the immediate family of any of the foregoing persons.

Item 13.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

A Form 8-K dated May 1, 2004 was filed on May 13, 2004 to report that on May 1, 2004  the Board of Directors of Cougar Holdings Inc. unanimously adopted a resolution setting the close of business on May 3, 2004 as the record date to effect a 2 for 3 reverse stock split (2 new shares for 3 old shares), consistent with the approvals obtained from stockholders holding 3,390,001 (100% of outstanding common stock) shares of common stock.  On May 3, 2004, following the reverse split, there were a total of 2,260,001shares of common stock outstanding.

A Form 8-K dated September 20, 2004 was filed on September 21, 2004 to report that on September 17, 2004, the Company was notified by the NASD that the Company's application to list on the OTCBB has been approved effective September 20, 2004.  The trading symbol will be CGRH.

A Form 8-K dated September 20, 2004 was filed on September 24, 2004 to report that the Board of Directors of Cougar Holdings passed a resolution to adopt a Code of Ethics dated September 20, 2004 for its officers and directors.

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered to us by Telford Sadovnick, P.L.L.C., for the years ended June 30, 2004 and 2003, were as follows:

Audit Fees.  The aggregate fees billed by Telford Sadovnick for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-QSB were $4,000 for the fiscal year ending June 30, 2004 and $4,000 during the fiscal year ending June 30, 2003.

Audit-Related Fees.  There were no fees billed by Telford Sadovnick for assurance and related services rendered in connection with the audit or review of our financial statements, which are not included above under Audit Fees, during the fiscal years ending June 30, 2004 and 2003, respectively.

Tax Fees.  No fees were billed by Telford Sadovnick for professional services rendered for tax compliance, tax advice, and tax planning during the fiscal years ending June 30, 2004 and 2003.

All Other Fees.  There were no fees billed for services rendered by Telford Sadovnick other than for the services described above, including services rendered in connection with tax consulting, permitted internal audit outsourcing and other non-audit services, during the fiscal years ending June 30, 2004 and 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COUGAR HOLDINGS INC. (REGISTRANT)

BY /S/ TERRY G.COOK TERRY G. COOK, PRESIDENT AND SECRETARY
DATE SEPTEMBER 27, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY /S/ TERRY G. COOK TERRY G. COOK, PRESIDENT AND SECRETARY
DATE SEPTEMBER 27, 2004

BY /S/ CAM DALGLIESH CAM DALGLIESH, DIRECTOR
DATE SEPTEMBER 27, 2004