Form 10KSB/A
period 2004-06-30
COUGAR HOLDINGS INC
filed 2004-10-04
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A1

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
2,408,001 common voting shares, $0.001 par value, issued and outstanding as of  September 15, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ____;     No _x___

Explanatory Note

Cougar Holdings Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 filed on September 27, 2004 (the "Original Report") to amend the Capital and Additional Paid-in Capital figures for the year ended June 30, 2003 that were reported on the Balance Sheets on page 2 of the Audited Financial Statements.  Due to a two-for-three reverse stock split on May 3, 2004, our Audited Financial Statements dated June 30, 2004 and 2003 restated the amounts for the above two items for the year ended June 30, 2003.  These figures in our Original Report were inadvertently not restated.  This restatement affects only the amounts between the Capital and Additional Paid-in Capital and does not change any totals on the Balance Sheet for the year ended June 30, 2003.

The Amendment only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK
Common stock, $0.001 par value; 200,000,000
shares authorized; 2,408,001 (2003 -- 2,260,001)
shares issued and outstanding	2,408	2,260

ADDITIONAL PAID-IN CAPITAL	23,793	16,541

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(30,402)	(21,557)

	(4,201)	(2,756)

	$11,034	$10,747

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
DATE OCTOBER 4, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY /S/ TERRY G. COOK TERRY G. COOK, PRESIDENT AND SECRETARY
DATE OCTOBER 4, 2004

BY /S/ CAM DALGLIESH CAM DALGLIESH, DIRECTOR
DATE OCTOBER 4, 2004