Form 10QSB
period 2004-09-30
COUGAR HOLDINGS INC
filed 2004-11-09
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from to

Commission file number 000-50096

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
2,408,001 shares of common stock, $0.001 par value, as of October 21, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents
		Page

PART I

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	15

PART II

Item 1.	Legal Proceedings	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES

	Signatures	16

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
September 30, 2004
(Unaudited)

INDEX

Page

Balance Sheets, September 30, 2004 and June 30, 2004	FS 1

Statements of Operations for the three months ended September 30, 2004
and 2003, and from inception on June 2, 1999 through September 30, 2004	FS 2

Statement of Changes in Stockholders' Deficiency, for the period
from inception on June 2, 1999 through September 30, 2004	FS 3

Statements of Cash Flows for the three months ended September 30, 2004
and 2003, and from inception on June 2, 1999 through September 30, 2004	FS 4

Condensed Notes to Financial Statements	FS 5 - 6

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEETS (Unaudited)

	Sep. 30,	Jun. 30,
	2004	2004

ASSETS
CURRENT
Cash	$9,734	$10,422

	9,734	$10,422

EQUIPMENT	368	612

	$10,102	$11,034

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$4,000	$4,000

	4,000	4,000

RELATED PARTY PAYABLE	11,235	11,235

	15,235	15,235

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK
Common stock, $0.001 par value; 200,000,000
shares authorized; 2,408,001 (June 30, 2004 -- 2,408,001)
shares issued and outstanding	2,408	2,408

ADDITIONAL PAID-IN CAPITAL	23,793	23,793

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(31,334)	(30,402)

	(5,133)	(4,201)

	$10,102	$11,034

The accompanying notes are an integral part of these financial statements.
Page FS 1

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	For the Period
	from Inception	For the Three	For the Three
	on Jun. 2, 1999	Months ended	Months ended
	to Sep. 30,	Sep. 30,	Sep. 30,
	2004	2004	2003

OTHER INCOME
Interest Income	$124	$22	$17

OPERATING EXPENSES
Mining property expenses	5,429	-	-
General and administrative expenses
Management fees	-	-	-
Other	26,029	954	244

	$31,458	$954	$(244)

NET INCOME (LOSS)	$(31,334)	$(932)	$(227)

NET INCOME (LOSS) PER SHARE - BASIC		$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC		2,408,001	2,260,001

The accompanying notes are an integral part of these financial statements.
Page FS 2

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

For the period from inception on June 2, 1999 to September 30, 2004

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Inception, June 2, 1999

Common stock issued for cash	1	$-	$1	$-	$1
Net (loss)	-	-	-	(30,954)	(30,954)

Balance, June 30, 2000	1	-	1	(30,954)	(30,953)

Common stock issued in
satisfaction of the related
party payable	1,866,667	1,867	5,133	-	7,000
Net (loss)	-	-	-	(20,785)	(20,785)

Balance, June 30, 2001	1,866,668	1,867	5,134	(51,739)	(44,738)

Common stock issued for cash	340,000	340	9,860	-	10,200
Common stock issued in
satisfaction of the related
party payable	53,333	53	1,547	-	1,600
Net (loss)	-	-	-	(2,803)	(2,803)

Balance, June 30, 2002	2,260,001	2,260	16,541	(54,542)	(35,741)

Net income	-	-	-	32,985	32,985

Balance, June 30, 2003	2,260,001	2,260	16,541	(21,557)	(2,756)

Common stock issued for cash	148,000	148	7,252	-	7,400
Net (loss)	-	-	-	(8,845)	(8,845)

Balance, June 30, 2004	2,408,001	$2,408	$23,793	$(30,402)	$(4,201)

(Loss) for the three months
ended September 30, 2004	-	-	-	(932)	(932)

Balance, September 30, 2004	2,408,001	$2,408	$23,793	$(31,334)	$(5,133)

The accompanying notes are an integral part of these financial statements.
Page FS 3

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	For the Period
	from Inception	For the Three	For the Three
	on Jun. 2, 1999	Months ended	Months ended
	to Sep. 30,	Sep. 30,	Sep. 30,
	2004	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$(31,334)	$(932)	$(227)
Adjustments to reconcile net income
(loss) to net cash used for operating
activities
Depreciation	4,508	244	244
Management fees	-	-	-
Increase in accounts payable
and accrued liabilities	4,000	-	-

Net Cash Used For Operating Activities	(22,826)	(688)	17

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-	-

Net Cash Used For Investing Activities	(4,876)	-	-

FINANCING ACTIVITIES
Issuance of common stock	17,601	-	-
Advances from related party	19,835	-	-

Net Cash Provided By Financing Activities	37,436	-	-

NET INCREASE (DECREASE) IN CASH	9,734	(688)	17

CASH, BEGINNING OF PERIOD	-	10,422	9,160

CASH, END OF PERIOD	$9,734	$9,734	$9,177

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

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

The first quarter financial statements have been prepared by COUGAR HOLDINGS INC. without audit, in accordance with United States Generally Accepted Accounting Principals for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2004, included in the Company's Form 10-KSB.  The results of operations for the period ended September 30, 2004 are not necessarily indicative of operating results for the fiscal year ending June 30, 2005.

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

NOTE 3 - GOING CONCERN

These first quarter financial statements are prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  As of September 30, 2004, the Company had $9,734 in cash, working capital of $5,734, a stockholders' deficiency of $5,133 and accumulated net losses of $31,334 since inception.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligation on a timely basis, to obtain additional financing and re-financing as may be required, to develop commercially viable mining resources, an ultimately to establish profitable operations.

NOTE 4- COMPARATIVE FIGURES

Certain amounts in prior periods have been restated to conform to the presentation used in the current period.

Page FS 5

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - NET LOSS PER SHARE

At September 30, 2004 and 2003, the Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the end of the first quarter on September 30, 2004, the Company's stockholders approved the Cougar Holdings Inc. 2004 Stock Incentive Plan on October 18, 2004.  Under the Plan, the Board of Directors, in its discretion, may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 400,000 shares of common stock for the grant of shares or options under the Plan, subject to anti-dilution provisions.

On October 20, 2004, the Company entered into a Consulting Agreement with Terry G. Cook, the President of Cougar, to receive business planning and development services financial reporting services from Mr. Cook.  This agreement is for the period commencing October 20, 2004 through to October 20, 2005.  In return for these services, the Company agreed to compensate Mr. Cook by issuing 400,000 shares of common stock on or about October 25, 2004 under its 2004 Stock Incentive Plan and to register these shares at the time of initial issuance, or immediately thereafter, on Form S-8 under the Securities Act of 1933, as amended.  Upon the issuance of these 400,000 common shares, on or after October 25, 2004, the Company will have 2,808,001 shares of common stock outstanding.

Page FS 6

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

Information in this section is current as of October 21, 2004.

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

We intend to implement an exploration program in three phases.  Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites  When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims.  If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area.  Phase 1 will take about 3 months and cost up to $20,000

We have not begun Phase 1 of our exploration program as the Company does not have enough capital to complete Phase 1 and thus must first raise additional capital in order to proceed.  The Company does not plan to begin Phase 1 until the additional funds needed have been secured.

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

On September 20, 2004 the Board of Directors of Cougar Holdings passed a resolution to adopt a Code of Ethics for its officers and directors.  A copy of the Code of Ethics has been filed as Exhibit 14.1 in an 8-K Information Statement filed September 24, 2004.

Subsequent to the end of the first quarter on September 30, 2004, the Company's stockholders approved the Cougar Holdings Inc. 2004 Stock Incentive Plan on October 18, 2004.  A copy of the Cougar Holdings Inc. 2004 Stock Incentive Plan is filed in this report as Exhibit 10.1.  Under the Plan, the Board of Directors, in its discretion, may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company has reserved 400,000 shares of common stock for the grant of shares or options under the Plan, subject to anti-dilution provisions.

The purpose of the Plan is to improve the Company's ability to attract, retain and compensate highly competent key employees, non-employee directors and consultants ("employee(s)") and to act as an incentive in motivating selected key employees, non-employee directors and consultants of Cougar Holdings Inc. to achieve long-term corporate objectives, by awarding certain options to purchase the Company's common stock, and to receive grants of Common Stock subject to certain restrictions.  A copy of the 2004 Stock Incentive Plan may be obtained upon written request to the Company at 10655 NE 4th Street, Suite 400, Bellevue, WA, 98004.

On October 20, 2004, the Company entered into a Consulting Agreement with Terry G. Cook, the President of Cougar, to receive business planning and development services financial reporting services from Mr. Cook.  A copy of this Consulting Agreement is filed with this report as Exhibit 10.2.  This agreement is for the period commencing October 20, 2004 through to October 20, 2005.  In return for these services, the Company agreed to compensate Mr. Cook by issuing 400,000 shares of common stock on or about October 25, 2004 under its 2004 Stock Incentive Plan and to register these shares at the time of initial issuance, or immediately thereafter, on Form S-8 under the Securities Act of 1933, as amended.  Upon the issuance of these 400,000 common shares, on or after October 25, 2004, the Company will have 2,808,001 shares of common stock outstanding.

Mineral Claims

The WC1 claim was re-staked on February 17, 2004 and the WC2 claim was re-staked on February 18, 2004 respectively and both claims were recorded with the Province of British Columbia, Mineral Titles Branch of the Ministry of Energy and Mines, Energy and Minerals Division on March 2, 2004.  The costs for re-staking the WC1 and WC2 claims were $1,557.  The tenure number for the WC1 claim is 408439 and the tenure number for the WC2 claim is 408440.  The new expiry dates for these claims are February 17, 2005 for the WC1 claim and February 18, 2005 for the WC2 claim.

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

Liquidity and Capital Resources

The Company's cash position was $9,734 at September 30, 2004, compared to $10,422 at June 30, 2004.

The Company had a working capital position of $5,734 at September 30, 2004, compared to $6,422 at June 30, 2004.

The Company has been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a company controlled by the Company's president Mr. Terry G. Cook.  The related party payables balance was $11,235 on September 30, 2004, payable to Hudson Capital Corporation, compared to $11,235 on June 30, 2004.  On September 30, 2004, Hudson agreed not to demand payment on any of the Company's related party payables until July 1, 2006.

Results of Operation

The Company recorded a net loss of ($932) for the three month period ended September 30, 2004, compared to a net loss of ($227) for the three month period ended September 30, 2003.

The Company had no operating revenue for the three month period ended September 30, 2004 compared to no operating revenue for the three month period ended September 30, 2003.  The Company had $22 of other income for the three month period ended September 30, 2004 compared to $17 of other income for the three month period ended September 30, 2003.  Other income consisted solely of interest income.  The Company incurred administrative expenses of $954 for the three month period ended September 30, 2004, compared to $244 for the three month period ended September 30, 2003.  The Company did not incur any mining property expenses for the three month periods ended September 30, 2004 and 2003.

Description of Property

The Company owns two mineral claims as disclosed at the Mineral Claims section in this Management's Discussion.  The Company also owns computer equipment and software having a net book value of $368 as at September 30, 2004.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of September 30, 2004, there were 2,408,001 common voting shares issued and outstanding.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company's President, acting in the capacity of Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")).  Based on this evaluation,  the Company's President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There was no  change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

PART II

Item 1.  Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

10.1	Cougar Holdings Inc. 2004 Stock Incentive Plan

10.2	Consulting Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) The Company filed the following reports on Form 8-K during the three month period ended September 30, 2004.

On September 22, 2004 the Company filed a Form 8-K to advise that the Company was notified by the NASD that the Company's application to list on the OTC Bulletin Board ("OTCBB") has been approved.  The trading symbol is CGRH.

On September 24, 2004 the Company filed a Form 8-K to to advise that the Company had adopted a Code of Ethics dated September 20, 2004 for its officers and directors.

Subsequent to September 30, 2004, the Company filed a Form 8-K on October 19, 2004 to to advise that the Company's stockholders had approved the Company's 2004 Stock Incentive Plan on October 18, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR HOLDINGS INC.

/s/ Terry G. Cook

Terry G. Cook
President

Date: October 21, 2004