Form 10QSB
period 2004-12-31
COUGAR HOLDINGS INC
filed 2005-02-14
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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
2,808,001 shares of common stock, $0.001 par value, as of January 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents
		Page

PART I

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES

	Signatures	18

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
December 31, 2004
(Unaudited)

INDEX

Page

Balance Sheets, December 31, 2004 and June 30, 2004	FS 1

Statements of Operations for the three and six months ended December 31, 2004
and 2003, and from inception on June 2, 1999 through December 31, 2004	FS 2

Statement of Changes in Stockholders' Deficiency, for the period
from inception on June 2, 1999 through December 31, 2004	FS 3 - 4

Statements of Cash Flows for the three and six months ended December 31, 2004
and 2003, and from inception on June 2, 1999 through December 31, 2004	FS 5 - 6

Condensed Notes to Financial Statements	FS 7 - 8

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEETS (Unaudited)

	Dec. 31, 2004	Jun. 30, 2004

ASSETS
CURRENT
Cash	$8,460	$10,422
Prepaid management fee expense	6,400	-

	14,860	$10,422

EQUIPMENT	124	612

	$14,984	$11,034

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$8,500	$4,000

	8,500	4,000

RELATED PARTY PAYABLE	11,336	11,235

	19,836	15,235

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK
Common stock, $0.001 par value; 200,000,000
shares authorized; 2,808,001 (June 30, 2004 -- 2,408,001)
shares issued and outstanding	2,808	2,408

ADDITIONAL PAID-IN CAPITAL	31,393	23,793

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(39,053)	(30,402)

	(4,852)	(4,201)

	$14,984	$11,034

The accompanying notes are an integral part of these financial statements.
Page FS 1

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	For the Period
	from Inception	For the Three	For the Three	For the Six	For the Six
	on Jun. 2, 1999	Months ended	Months ended	Months ended	Months ended
	to Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003

OTHER INCOME

Interest income	$149	$25	$15	$47	$32

OPERATING EXPENSES
Mining property expenses	5,429	-	-	-	-
General and administrative
expenses
Management fees	1,600	1,600	-	1,600	-
Other	32,173	6,144	258	7,098	502

	$39,202	7,744	$258	$8,698	$502

NET INCOME (LOSS)	$(39,053)	$(7,719)	$(243)	$(8,651)	$(470)

NET INCOME (LOSS) PER
SHARE - BASIC		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING - BASIC		2,694,958	2,260,001	2,551,479	2,260,001

The accompanying notes are an integral part of these financial statements.
Page FS 2

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

For the period from inception on June 2, 1999 to December 31, 2004

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
Page FS 3

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

For the period from inception on June 2, 1999 to December 31, 2004

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, June 30, 2004	2,408,001	$2,408	$23,793	$(30,402)	$(4,201)

Common stock issued
for management services	400,000	400	7,600	-	8,000
(Loss) for the six months
ended December 31, 2004	-	-	-	(8,651)	(8,651)

Balance, December 31, 2004	2,808,001	$2,808	$31,393	$(39,053)	$(4,852)

The accompanying notes are an integral part of these financial statements.
Page FS 4

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	For the Period
	from Inception	For the Three	For the Three	For the Six	For the Six
	on Jun. 2, 1999	Months ended	Months ended	Months ended	Months ended
	to Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003

OPERATING ACTIVITIES
Net income (loss)	$(39,053)	$(7,719)	$(243)	$(8,651)	$(470)
Adjustments to reconcile net
income (loss) to net cash
used for operating activities
Depreciation	4,752	244	244	488	488
Management fees	1,600	1,600	-	1,600	-
Increase in accounts
payable and accrued
liabilities	8,500	4,500	(4000)	4,500	(4,000)

Net Cash Used For
Operating Activities	(24,201)	(1,375)	(3,999)	(2,063)	(3,982)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-	-	-	-

Net Cash Used For
Investing Activities	(4,876)	-	-	-	-

FINANCING ACTIVITIES
Issuance of common stock	17,601	-	-	-	-
Advances from related party	19,936	101	-	101	-

Net Cash Provided by
Financing Activities	37,537	101	-	101	-

NET INCREASE (DECREASE)
IN CASH	8,460	(1,274)	(3,999)	(1,962)	(3,982)

CASH, BEGINNING OF PERIOD	-	9,734	9,177	10,422	9,160

CASH, END OF PERIOD	8,460	8,460	5,178	8,460	5,178

The accompanying notes are an integral part of these financial statements.
Page FS 5

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

For the Period
	from Inception	For the Three	For the Three	For the Six	For the Six
	on Jun. 2, 1999	Months ended	Months ended	Months ended	Months ended
	to Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Non-cash Financing Activity
Common stock issued in
satisfaction of related
party payable	$8,600	$-	$-	$-	$-
Common stock issued for
management services	8,000	8,000	-	8,000	-

Income Taxes Paid	$-	$-	$-	$-	$-

Interest Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
Page FS 6

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

The second quarter financial statements have been prepared by COUGAR HOLDINGS INC. without audit, in accordance with United States Generally Accepted Accounting Principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2004, included in the Company's Form 10-KSB.  The results of operations for the period ended December 31, 2004 are not necessarily indicative of operating results for the fiscal year ending June 30, 2005.

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

NOTE 3 - GOING CONCERN

These second quarter financial statements are prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  As of December 31, 2004, the Company had $8,460 in cash, working capital of $6,360, a stockholders' deficiency of $4,852 and accumulated net losses of $39,053 since inception.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligation on a timely basis, to obtain additional financing and re-financing as may be required, to develop commercially viable mining resources, an ultimately to establish profitable operations.

NOTE 4- COMPARATIVE FIGURES

Certain amounts in prior periods have been restated to conform to the presentation used in the current period.

Page FS 7

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - NET LOSS PER SHARE

At December 31, 2004 and 2003, the Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

NOTE 6 - CAPITAL STOCK

During the second quarter ended December 31, 2004, the Company issued 400,000 of its common stock on October 26, 2004 at $0.02 per share for a total value of $8,000 to Terry G. Cook, the Company's President and a Director, and the Company's controlling shareholder through his control of Hudson Capital Corporation, the Company's largest shareholder, for consulting services under the Consulting Agreement signed on October 20, 2004.  The Company filed an S-8 Registration on October 27, 2004 to register these shares with the Securities and Exchange Commission.  After issuance of these 400,000 common shares, the Company's outstanding common stock totaled 2,808,001 shares.

Page FS 8

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

Information in this section is current as of January 31, 2005.

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

In order to make the Company more attractive to future equity investors, the Company in July 2004 submitted an application to the NASD to list on the Over-the Counter Bulletin Board.  On September 17, 2004, the Company was notified by the NASD that the Company's application to list on the OTCBB was approved effective September 20, 2004.  The trading symbol is CGRH.  Previously, there was no public trading market as the Company's common stock did not trade on any exchange or any Over-the-Counter Electronic Bulletin Board.  There is no assurance that any market for the Company's stock will develop or exist.

On September 20, 2004 the Board of Directors of Cougar Holdings passed a resolution to adopt a Code of Ethics for its officers and directors.  A copy of the Code of Ethics has been filed as Exhibit 14.1 in an 8-K Information Statement filed September 24, 2004.

On October 18, 2004, the Company's stockholders approved the Cougar Holdings Inc. 2004 Stock Incentive Plan.  A copy of the Cougar Holdings Inc. 2004 Stock Incentive Plan is filed in this report as Exhibit 10.1.  Under the Plan, the Board of Directors, in its discretion, may grant common stock or stock options to purchase common stock of the Company to key employees, consultants, and non-employee directors of the Company.  The Company reserved 400,000 shares of common stock for the grant of shares or options under the Plan, subject to anti-dilution provisions.

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

On October 20, 2004, the Company entered into a Consulting Agreement with Terry G. Cook, the President of Cougar, to receive business planning and development services and financial reporting services from Mr. Cook.  A copy of this Consulting Agreement is filed with this report as Exhibit 10.2.  This agreement is for the period commencing October 20, 2004 through to October 20, 2005.  In return for these services, the Company agreed to compensate Mr. Cook by issuing 400,000 shares of common stock on or about October 25, 2004 under its 2004 Stock Incentive Plan and to register these shares at the time of initial issuance, or immediately thereafter, on Form S-8 under the Securities Act of 1933, as amended.  These shares were issued to Mr. Cook on October 26, 2004 in return for consulting services valued at $8,000.  The Company filed an S-8 Registration on October 27, 2004.  After issuance of these 400,000 common shares, the Company's outstanding common stock totaled 2,808,001 shares.

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

Liquidity and Capital Resources

The Company's cash position was $8,460 at December 31, 2004, compared to $10,422 at June 30, 2004.

The Company had a working capital position of $6,360 at December 31, 2004, compared to $6,422 at June 30, 2004.

The Company has been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a company controlled by the Company's president Mr. Terry G. Cook.  The related party payables balance was $11,336 on December 31, 2004, payable to Hudson Capital Corporation, compared to $11,235 on June 30, 2004.  On September 30, 2004, Hudson agreed not to demand payment on any of the Company's related party payables until July 1, 2006.

Results of Operation

The Company recorded a net loss of ($7,719) for the three month period and a net loss of ($8,651) for the six month month period ended December 31, 2004, compared to a net loss of ($243) for the three month period and a net loss of ($470) for the six month period ended December 31, 2003.

The Company had no operating revenue for the three month period and no operating revenue for the six month period ended December 31, 2004 compared to no operating revenue for the three month period and no operating revenue for the six month period ended December 31, 2003.  The Company had $25 of other income for the three month period and $47 of other income for the six month period ended December 31, 2004 compared to $15 of other income for the three month period and $32 of other income for the six month period ended December 31, 2003.  Other income consisted solely of interest income.  The Company incurred administrative expenses of $7,744 for the three month period and administrative expenses of $8,698 for the six month period ended December 31, 2004, compared to $258 for the three month period and $502 for the six month period ended December 31, 2003.  The increase in administrative expenses in the second quarter is primarily due to $1600 of management fee expenses paid to our President, Terry G. Cook, $4,500 for audit fee expenses and $1,100 for legal fees.  The Company did not incur any mining property expenses for the three and six month periods ending December 31, 2004 and 2003.

Description of Property

The Company owns two mineral claims as disclosed at the Mineral Claims section in this Management's Discussion.  The Company also owns computer equipment and software having a net book value of $124 as at December 31, 2004.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of December 31, 2004, there were 2,808,001 common voting shares issued and outstanding.

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

(B) The Company filed the following reports on Form 8-K during the three month period ended December 31, 2004.

On October 19, 2004, the Company filed a Form 8-K to to advise that the Company's stockholders had approved the Company's 2004 Stock Incentive Plan on October 18, 2004.

On October 27, 2004, the Company filed a Form 8-K to to advise that on October 20, 2004, Cougar Holdings Inc. entered into a Consulting Agreement with Terry G. Cook, the President of Cougar Holdings pursuant to which Mr. Cook will provide business planning and development services for the Company.  The term of the Agreement commences as of an effective date of October 20, 2005 and terminates on October 20, 2005.  The Agreement provides that Mr. Cook will be granted 400,000 shares of common stock reserved for issuance under the Company's 2004 Stock Incentive Plan.  These shares are to be issued on or about October 25, 2004 and to be registered at the time of initial issuance, or immediately thereafter, on Form S-8 under the Securities Act of 1933, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR HOLDINGS INC.

/s/ Terry G. Cook

Terry G. Cook
President

Date: February 14, 2005