Form 10QSB
period 2005-03-31
COUGAR HOLDINGS INC
filed 2005-04-28
CIK 1165780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
2,808,001 shares of common stock, $0.001 par value, as of April 28, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Table of Contents
		Page

PART I

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES

	Signatures	18

PART I

Item 1.  Financial Statements

Cougar Holdings Inc.
(An Exploration Stage Company)
March 31, 2005
(Unaudited)

INDEX

Page

Balance Sheets, March 31, 2005 and June 30, 2004	FS 1

Statements of Operations for the three and nine months ended March 31, 2005
and 2004, and from inception on June 2, 1999 through March 31, 2005	FS 2

Statement of Changes in Stockholders' Deficiency, for the period
from inception on June 2, 1999 through March 31, 2005	FS 3 - 4

Statements of Cash Flows for the three and nine months ended March 31, 2005
and 2004, and from inception on June 2, 1999 through March 31, 2005	FS 5 - 6

Condensed Notes to Financial Statements	FS 7 - 8

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

BALANCE SHEETS (Unaudited)

	Mar. 31, 2005	Jun. 30, 2004

ASSETS
CURRENT
Cash	$456	$10,422
Prepaid management fee expense	4,427	-

	4,883	$10,422

EQUIPMENT	-	612

	$4,883	$11,034

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$1,000	$4,000

	1,000	4,000

RELATED PARTY PAYABLE	11,813	11,235

	12,813	15,235

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK
Common stock, $0.001 par value; 200,000,000
shares authorized; 2,808,001 (June 30, 2004 -- 2,408,001)
shares issued and outstanding	2,808	2,408

ADDITIONAL PAID-IN CAPITAL	31,393	23,793

ACCUMULATED DEFICIT INCURRED DURING THE
EXPLORATION STAGE	(42,131)	(30,402)

	(7,930)	(4,201)

	$4,883	$11,034

The accompanying notes are an integral part of these financial statements.
Page FS 1

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	For the Period
	from Inception	For the Three	For the Three	For the Nine	For the Nine
	on Jun. 2, 1999	Months ended	Months ended	Months ended	Months ended
	to Mar. 31, 2005	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2004

OTHER INCOME

Interest income	$165	$16	$10	$63	$42

OPERATING EXPENSES
Mining property expenses	5,711	282	1,557	282	1,557
General and administrative
expenses
Management fees	3,573	1,973	-	3,573	-
Other	33,012	839	247	7,937	749

	$42,296	3,094	$1,804	$11,792	$2,306

NET INCOME (LOSS)	$(42,131)	$(3,078)	$(1,794)	$(11,729)	$(2,264)

NET INCOME (LOSS) PER
SHARE - BASIC		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING - BASIC		2,808,001	2,260,001	2,635,738	2,260,001

The accompanying notes are an integral part of these financial statements.
Page FS 2

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

For the period from inception on June 2, 1999 to March 31, 2005

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
Page FS 3

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Unaudited)

For the period from inception on June 2, 1999 to March 31, 2005

				Accumulated
				Deficit
				Incurred
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, June 30, 2004	2,408,001	$2,408	$23,793	$(30,402)	$(4,201)

Common stock issued
for management services	400,000	400	7,600	-	8,000
(Loss) for the nine months
ended March 31, 2005	-	-	-	(11,729)	(11,729)

Balance, March 31, 2005	2,808,001	$2,808	$31,393	$(42,131)	$(7,930)

The accompanying notes are an integral part of these financial statements.
Page FS 4

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	For the Period
	from Inception	For the Three	For the Three	For the Nine	For the Nine
	on Jun. 2, 1999	Months ended	Months ended	Months ended	Months ended
	to Mar. 31, 2005	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2004

OPERATING ACTIVITIES
Net income (loss)	$(42,131)	$(3,078)	$(1,794)	$(11,729)	$(2,264)
Adjustments to reconcile net
income (loss) to net cash
used for operating activities
Depreciation	4,876	124	243	612	731
Management fees	3,573	1,973	-	3,573	-
Increase in accounts
payable and accrued
liabilities	1,000	(7,500)	-	(3,000)	(4,000)

Net Cash Used For
Operating Activities	(32,682)	(8,481)	(1,551)	(10,544)	(5,533)

INVESTING ACTIVITIES
Purchase of equipment	(4,876)	-	-	-	-

Net Cash Used For
Investing Activities	(4,876)	-	-	-	-

FINANCING ACTIVITIES
Issuance of common stock	17,601	-	-	-	-
Advances from related party	20,413	477	1,660	578	1,660

Net Cash Provided by
Financing Activities	38,014	477	1,660	578	1,660

NET INCREASE (DECREASE)
IN CASH	456	(8,004)	109	(9,966)	(3,873)

CASH, BEGINNING OF PERIOD	-	8,460	5,178	10,422	9,160

CASH, END OF PERIOD	456	456	5,287	456	5,287

The accompanying notes are an integral part of these financial statements.
Page FS 5

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

For the Period
	from Inception	For the Three	For the Three	For the Nine	For the Nine
	on Jun. 2, 1999	Months ended	Months ended	Months ended	Months ended
	to Mar. 31, 2005	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2004

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Non-cash Financing Activity
Common stock issued in
satisfaction of related
party payable	$8,600	$-	$-	$-	$-
Common stock issued for
management services	8,000	-	-	8,000	-

Income Taxes Paid	$-	$-	$-	$-	$-

Interest Paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.
Page FS 6

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

The third quarter financial statements have been prepared by COUGAR HOLDINGS INC. without audit, in accordance with United States Generally Accepted Accounting Principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished in the financial statements include normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the information presented is not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the accompanying notes for the fiscal year ended June 30, 2004, included in the Company's Form 10-KSB.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of operating results for the fiscal year ending June 30, 2005.

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

NOTE 3 - GOING CONCERN

These third quarter financial statements are prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time.  As of March 31, 2005, the Company had $456 in cash, working capital of ($544), a stockholders' deficiency of $7,930 and accumulated net losses of $42,131 since inception.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligation on a timely basis, to obtain additional financing and re-financing as may be required, to develop commercially viable mining resources, an ultimately to establish profitable operations.

NOTE 4- COMPARATIVE FIGURES

Certain amounts in prior periods have been restated to conform to the presentation used in the current period.

Page FS 7

COUGAR HOLDINGS INC.
(An Exploration Stage Company)

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - NET LOSS PER SHARE

At March 31, 2005 and 2004, the Company had no outstanding stock options, warrants, and other convertible securities.  Accordingly, only basic earnings or loss per share is presented.

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

NOTE 7 - MINERAL CLAIMS

During the third quarter ended March 31, 2005, Cougar's management reviewed its mineral property holdings and elected to eliminate those sections of our core property which are no longer of interest to the Company.  Consequently the Company , upon expiry of the WC1 and WC2 mineral claims in February 2005, re-registered its core property with the Mineral Titles Branch of the Province of British Columbia, which now comprises of 14.017 units or 350.429  hectares for the WC 1 mineral claim and 20.621 units or 515.534 hectares for the WC2 mineral claim compared to the previously recorded claim sizes of 20 units or approximately 500 hectares each for the WC1 and WC2 claims that expired in February 2005.  The current tenure number for the WC1 claim is 507442 and this tenure expires on February 18, 2006.  The current tenure number for the WC2 claim is 507556 and this tenure expires on February 20, 2006.  The costs for re-registering the WC1 and WC2 claims in the third quarter of fiscal 2005 were $282 compared to re-staking and recording costs of $1,557 incurred in the third quarter of fiscal 2004.

NOTE 8 - EXCLUSIVE MINERAL CLAIM AGREEMENT

Members of the Company's management are associated with Mustang Resources Inc, a reporting company engaged in the exploration of its mineral claims in British Columbia, Canada for gold.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors for both companies.  To address this inherent potential conflict of interest, Cougar entered into an agreement with Mustang, dated March 1, 2005, defining exclusive mineral claim registration areas of a 100 mile radius surrounding each company's core mineral claims, and, defining joint first refusal rights for a 50% undivided interest in any claim staked and registered by the other company for mineral claims staked and registered outside of their core mineral claim areas.

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

Information in this section is current as of April 28, 2005.

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

Members of the Company's management are associated with Mustang Resources Inc, a reporting company engaged in the exploration of its mineral claims in British Columbia, Canada for gold.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors for both companies.  To address this inherent potential conflict of interest, Cougar entered into an agreement with Mustang, dated March 1, 2005, defining exclusive mineral claim registration areas of a 100 mile radius surrounding each company's core mineral claims, and, defining joint first refusal rights for a 50% undivided interest in any claim staked and registered by the other company for mineral claims staked and registered outside of their core mineral claim areas.  A copy of this agreement is included in this 10-QSB filing as Exhibit 10.1.

Mineral Claims

During the third quarter of fiscal 2005, Cougar's management reviewed its mineral property holdings and elected to eliminate those sections of our core property which are no longer of interest to the Company.  Consequently the Company, upon expiry of the WC1 and WC2 mineral claims in February 2005, re-registered its core property with the Mineral Titles Branch of the Province of British Columbia, which now comprises of 14.017 units or 350.429  hectares for the WC 1 mineral claim and 20.621 units or 515.534 hectares for the WC2 mineral claim compared to the previously recorded claim sizes of 20 units or approximately 500 hectares each for the WC1 and WC2 claims that expired in February 2005.  The current tenure number for the WC1 claim is 507442 and this tenure expires on February 18, 2006.  The current tenure number for the WC2 claim is 507556 and this tenure expires on February 20, 2006.  The costs for re-registering the WC1 and WC2 claims in the third quarter of fiscal 2005 were $282 compared to re-staking and recording costs of $1,557 incurred in the third quarter of fiscal 2004.

The WC1 and WC2 Claims

The WC1 and WC2 claims are not producing properties.  They are both currently dormant.  We have, to date, no revenue from mining operations on the WC1 and WC2 claims.

The WC1 and WC2 claims consist of the following mineral claims, located within the Vernon Mining District:

Claim Name	Tenure Number	Units	Area (hectares)	Record Date	Expiry Date

WC1	507442	14.017	350.429	02/18/2005	02/18/06
WC2	507556	20.621	515.534	02/20/2005	02/20/06

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

Liquidity and Capital Resources

The Company's cash position was $456 at March 31, 2005, compared to $10,422 at June 30, 2004.

The Company had a working capital position of ($544) at March 31, 2005, compared to $6,422 at June 30, 2004.

The Company has been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation ("Hudson"), a company controlled by the Company's president Mr. Terry G. Cook.  The related party payables balance was $11,813 on March 31, 2005, payable to Hudson Capital Corporation, compared to $11,235 on June 30, 2004.  On September 30, 2004, Hudson agreed not to demand payment on any of the Company's related party payables until July 1, 2006.

Results of Operation

The Company recorded a net loss of ($3,078) for the three month period and a net loss of ($11,729) for the nine month month period ended March 31, 2005, compared to a net loss of ($1,794) for the three month period and a net loss of ($2,264) for the nine month period ended March 31, 2004.

The Company had no operating revenue for the three month period and no operating revenue for the nine month period ended March 31, 2005 compared to no operating revenue for the three month period and no operating revenue for the nine month period ended March 31, 2004.  The Company had $16 of other income for the three month period and $63 of other income for the nine month period ended March 31, 2005 compared to $10 of other income for the three month period and $42 of other income for the nine month period ended March 31, 2004.  Other income consisted solely of interest income.

The Company incurred administrative expenses of $2,812 for the three month period and administrative expenses of $11,510 for the nine month period ended March 31, 2005, compared to $247 for the three month period and $749 for the nine month period ended March 31, 2004.  The increase in administrative expenses for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004 is primarily due to $1,973 of management fee expenses paid to our President, Terry G. Cook and $500 for audit fee expenses.  The increase in administrative expenses for the nine moth period ended March 31, 2005 compared to the nine month period ended March 31, 2004 is primarily due to $3,573 of management fee expenses paid to our President, Terry G. Cook, $5,000 for audit fee expenses and $1,100 for legal fees.

The Company incurred mining property expenses of $282 for the three month period and mining property expenses of $282 for the nine-month period ended March 31, 2005, compared to $1,557 for the three month period and $1,557 for the nine-month period ended March 31, 2004.

Description of Property

The Company owns two mineral claims as disclosed at the Mineral Claims section in this Management's Discussion.  The Company also owns computer equipment and software having a net book value of $0 as at March 31, 2005.

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

Description of Securities

The Company's authorized capital is 200,000,000 shares of common stock with $0.001 par value. As of March 31, 2005, there were 2,808,001 common voting shares issued and outstanding.

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

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 ("SFAS 132(R)"), "Employers' Disclosures About Pensions And Other Postretirement Benefits".  SFAS 132(R) revises employers' disclosures about pension plans and other postretirement benefit plans.  SFAS 132(R) does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" or No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions".  FASB 132(R) retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits", which it replaces.  It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The required information should be provided separately for pension plans and for other postretirement benefit plans.  The Company has determined that the adoption of SFAS 132(R) does not have an impact on its results of operation or financial position.

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

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, "to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company believes that it will not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29".  This Statement amended APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of this Standard is not expected to have any material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment".  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees".  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007.  The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position or results of operations.

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description of Exhibits

10.1	Agreement between Mustang Resources Inc. and Cougar Holdings dated March 1, 2005 - Exclusive Mineral Claim Registration Area and Joint First Refusal Rights.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (B) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR HOLDINGS INC.

/s/ Terry G. Cook

Terry G. Cook
President

Date: April 27, 2005