Form 10KSB
period 2005-06-30
COUGAR HOLDINGS INC
filed 2005-10-13
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-50096

(Commission File No.)

COUGAR HOLDINGS INC.

(Name of Small Business Issuer in Its Charter)

Nevada	30-0135720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Gongnong Rd

Qiaokou District

Wuhan 430035, PRC

(Address of principal executive offices)

Issuer’s Telephone Number, including area code: (027) 8386-6860

Securities registered under Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered under Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $0.001 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes   ☐     No   ☒

Issuer’s revenues for its most recent fiscal year were $13,436.

The aggregate market value of the common equity held by non-affiliates, based on the average of the most recent high and the low bid and asked prices reported on September 29, 2005 was $12,432,961. Shares of common stock held by each executive officer and director and by each person believed by us to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of September 29, 2005, there were 20,000,000 shares of issuer’s common stock outstanding.

Documents Incorporated by Reference: Portions of the issuer’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 9, 10, 11, 12 and 14 of this report.

Transitional Small Business Disclosure Format:     Yes   ☐     No   ☒

Introductory Comment

On July 1, 2005, the registrant, Cougar Holdings Inc., a Nevada corporation, completed and closed an Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co., Limited, by and among Cougar Holdings Inc., Hudson Capital Corporation, an Alberta, Canada corporation, Wuhan Youji Industries Co., Limited, a People’s Republic of China corporation and the Shareholders of Wuhan Youji whereby Cougar acquired 55,835,679 shares of common stock representing 100% of the issued and outstanding capital stock of Wuhan Youji for 17,150,000 shares of voting common stock of Cougar issued to the shareholders of Wuhan Youji. Upon the closing of this acquisition, Wuhan Youji became a wholly-owned subsidiary of Cougar and the stockholders of Wuhan Youji became the controlling shareholders of Cougar.

In this annual report on Form 10-KSB, unless the context states otherwise, references to “we,” “us,” “our company,” “our” and “Wuhan” are to the registrant, Cougar Holdings, Inc., and its wholly-owned subsidiary, Wuhan Youji, after giving effect to the July 1, 2005 acquisition. References to “China” or the “PRC” are to the People’s Republic of China. References to “RMB” are to Renminbi and references to “U.S. dollars,” “US$” or “$” are to United States dollars.

References to Wuhan’s audited financial statements refer to the audited consolidated financial statements of Wuhan for the years ended December 1, 2004, 2003 and 2002 filed with our Form 8-K on July 5, 2005. References to Wuhan’s interim financial statements refer to the unaudited consolidated financial statements of Wuhan for the period ended June 30, 2005 filed with our Form 8-K/A-1 on September 8, 2005. References to Cougar’s audited financial statements refer to the audited consolidated financial statements of Cougar for the years ended June 30, 2005 and 2004 accompanying this Form 10-KSB.

Forward Looking Statements

This annual report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Business — Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

•	changes in our operating costs and capital expenditures;
•	increased competition;
•	changes in our regulatory environment;
•	changes in our management team and other key personnel; and
•	fluctuations in general economic conditions.

One or more of these factors could materially and adversely affect our operating results and financial condition in future periods. We cannot assure you that we will attain any estimates or maintain profitability or that the assumptions on which they are based are reliable.

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this annual report. All forward-looking statements contained in this annual report are qualified by reference to this cautionary statement.

Additional Information

We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission, we file reports, proxy statements and other information. You may inspect such reports, proxy statements and other information at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call (800) SEC-0330.

You may find us on the Web at www.chinaorganic.com. We do not intend to incorporate by reference any information contained on our website into this Form 10-KSB, and you should not consider information contained on our website as part of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History and Development

Wuhan Youji Industries Co. Limited was incorporated in the PRC as a joint stock company with limited liability on June 18, 1994. Wuhan Guodian Chemical Group Co., a wholly-state owned enterprise, owned 54% of Wuhan. In 2003, the PRC government approved a privatization proposal whereby Wuhan Guodian sold its entire interest in Wuhan to various natural persons, including Wuhan’s senior management. In connection with the privatization, Wuhan disposed of its entire interest in Wuhan Youji Factory Three Co. Limited to Wuhan Guodian Ltd. for no additional consideration.

Currently, Wuhan has one subsidiary, Wuhan Youji Import and Export Co. Limited, of which Wuhan holds 51% equity interest. Wuhan Youji Import and Export was established in the PRC and is principally involved in handling the export sales of Wuhan’s products.

The registrant, Cougar Holdings Inc., was incorporated in the State of Nevada on June 2, 1999. On July 1, 2005, Cougar completed and closed the acquisition of all of the capital stock in Wuhan. As part of the acquisition, Cougar acquired 55,835,679 shares of common stock representing all of the issued and outstanding capital stock of Wuhan for 17,150,000 shares of common stock of Cougar issued to the shareholders of Wuhan. Upon the closing of this acquisition, Wuhan Youji became a wholly-owned subsidiary of Cougar and the stockholders of Wuhan Youji became the controlling shareholders of Cougar.

Summary

We are principally engaged in the manufacture and distribution of organic chemical products for both local and export sales. Our products are intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical use. Our suppliers are mainly located in the PRC and our customers are located in both the PRC and overseas such as the United States of America and Europe.

We are located in the west suburb of Wuhan City, commonly known as the “thoroughfare to nine provinces.” According to our research of the chemical market in 2004, the sales turnover of our company is the largest in Asia for the following products:

•	epichlorohydrin rubber,

•	glutaradehyde and acrolein,

•	sodium benzoate, and

•	benzyl chloride.

We manufacture and distribute approximately 100 products in seven series. Our products are sold in more than twenty PRC provinces and cities and more than twenty countries and regions such as United States, Japan, Europe, Latin America, Southeast Asia and Hong Kong.

Our executive offices are located at 10 Gongnong Road, Qiaokou District, Wuhan, Hubei, China 430035. Our telephone number is (027) 8386-6860.

The PRC Chemical Industry

The chemical industry in the PRC constitutes a basic industrial sector which has been a major focus for development by the PRC government. In the chemical industry, per capita consumption in the PRC remains significantly lower than that in major OECD countries. We believe that, as the PRC economy undergoes further industrialization and development of consumer markets, demand for chemical products will increase and decrease as general economic activities in the PRC change but on average continue to grow at rates that are high relative to more industrialized countries.

Although historically the PRC government has asserted substantial control over all aspects of the chemical industry, during the past decade, the PRC government has implemented various economic liberalization measures which have materially affected the PRC chemical industry in areas such as cost and allocation of raw materials, product pricing and marketing and distribution of products. China’s entry to the WTO is expected to continue this trend, particularly in areas of import and distribution of raw materials. A portion of the PRC chemical industry remains under various degrees of control by the PRC government. We expect, and are preparing for, liberalization measures to continue and a more competitive environment to develop.

Our Strategy

Our strategy is focused on meeting the significant challenges and taking advantage of the significant opportunities that we expect to encounter as the PRC chemical industry changes and develops in the coming years. Generally, we expect that the PRC economy will for the foreseeable future sustain growth comparable to what has been recorded in recent years. As this economic growth continues, we expect that both industrial and consumer-based demand for chemicals and chemical-based products will grow. We also expect that, generally, the economic liberalization which has been undertaken by the PRC government will continue and is accelerating as a result of China’s entry to the WTO. On this basis, the PRC chemical industry is expected to become increasingly deregulated, thereby providing for market forces and competition to become increasingly important factors in determining our financial performance and growth prospects.

In order to capitalize on these opportunities, we focus on these primary strategic objectives:

•	Expand our international markets by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service. Our goal is to increase our international sales to 50% of our overall revenue. We intend to leverage our relationships with some of the world’s largest and best-known companies – such as Coca-Cola, Proctor & Gamble, BASF and Bayer.

•	Becoming more customer-oriented through delivery of superior service. We intend to strengthen the incentive and management of our sales staff and continue to improve the quality of service through the entire sales process, from marketing to after-sales support. We believe that by pursuing and fulfilling these strategic objectives we will achieve significant competitive advantages and strengthen our market position in the PRC and international chemical industries.

•	Increasing the production capacity of certain products by acquiring additional capacity and improving the production efficiency of existing facilities through the use of new technologies. Capacity expansion should enable us to build a stronger competitive position in those products through greater economies of scale and market share gains.

Our Products

Product Line

We produce approximately 100 different types of products representing a broad range of intermediate petrochemicals and petroleum products. The following table shows our 2004 net sales by major product as a percentage of total net sales together with the typical uses of these products.

Product	Percent of Net Sales	Typical Use
Toluene chlorinazation series
• Benzyl chloride	15.0%	medicines, pesticides, germicides
• Benzyl alcohol	6.3%	medicines, flavors, fragrances, dyes
• Benzaldehyde	12.0%	food spices
• Butyl benzyl phthalate	*	plastics
Subtotal	33.3%

Xylene oxidization series
• O-toluic acid	0.7%	agriculture chemicals, flavors, fragrances, color film developing
• O-tolunitrile	2.5%	dyes
Subtotal	3.2%

Toluene oxidization series
• Sodium benzoate	24.5%	preservatives in foods, medicines, flavors, fragrances
• Benzoic acid	8.5%	preservatives in foods, medicines, flavors, fragrances
• Benzyl benzoate (oxidization)	5.0%	medicines
• Benzonitrile	*	synthetic rubber
• Benzene cyanogen and amine	*	plastics, medicines, agriculture chemicals, fuel
• Benzyl benzoate	*	industrial chemicals, rubber
Subtotal	38.0%

Acid series
• Methyl benzoate	0.3%	cooking oil, flavoring, tobacco
• Ethyl benzoate	0.1%	cooking oil, flavoring, tobacco
• Benzyl acetate	0.1%	soaps, flavors, fragrances
• Butyl benzoate	*	solvents of the cellulosic ester, raw materials of the plasticizer and flavor and fragrance
Subtotal	0.5%

Xylene chlorination series
• P-methyl benzyl chloride	0.5%	raw materials for synthesis of fine chemical products in chemical production, including dyestuffs, medicine, plastics, plasticizer, flavor and fragrance, medicine, agriculture chemical, weed killer
• a,a’-Dichloro-p-xylene	*	raw materials for synthesis of fine chemical products in chemical production, including dyestuffs, medicine, plastics, plasticizer, flavor and fragrance, medicine, agriculture chemical, weed killer

• 1,3-phthalaldehyde	0.1%	organic synthesis
• P-xylene dimethyl ether	1.4%	intermediary used in heat-resisting phenol resin
• P-tolualdehyde	1.0%	increase opacity when being used in plastic processing
• P-methyl benzyl alcohol	0.5%	raw material used in medicine
• 1,4-benzenedimethanol	*	organic synthesis intermedia
• a,a’-dichloro-m-xylene	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• m-methyl benzyl chloride	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• O-phthalaldehyde	0.1%	intermedia for medicine, dyestuffs, agriculture chemicals
• O-methyl benzyl chloride	0.1%	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• a,a’-dichloro-o-xylene	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
Subtotal	3.7%

Epichlorohydrin rubber series
• Epichlorohydrin rubber of phosphorus system	2.7%	automotive and equipment industry
• Epichlorohydrin rubber series of water system	*	aviation and aerospace industry
Subtotal	2.7%

Acrolein series
• Acrolein	4.2%	intermediate chemical for glutaraldehyde
• Glutaraldehyde	4.0%	disinfectants, leather tanning, industrial water treatment, papermaking, oil field bactericide
Subtotal	8.2%

Other	10.4%
Total	100.0%

*	less than 0.1%

The table below sets forth our principal products, on the basis of 2004 net sales revenue within the PRC and internationally, in thousands:

	2004 Net Sales
Product Line	PRC	Internationally
Toluene chlorinazation series	$14,148	$6,518
Xylene oxidization series	$1,474	$504
Toluene oxidization series	$13,655	$9,887
Acid series	$52	$232
Xylene chlorination series	$1,451	$831
Epichlorohydrin rubber series	$1,057	$591
Acrolein series	$3,755	$1,333
Other	$4,233	$2,279
Total	$39,825	$22,175

Principal Products

•	Sodium benzoate and benzoic acid

Our largest product, sodium benzoate, which accounted for approximately one-quarter of our revenues in 2004, is derived from benzoic acid, a derivative of toluene. Toluene (also called methyl benzene) is a colorless, flammable, organic liquid produced in the petroleum-refining process. The major use of toluene is as a mixture added to gasoline to improve octane ratings. The largest chemical use for toluene is to make benzene and urethane. Companies use toluene as solvents in the production of some material, such as aerosol spray paints, wall paints and adhesives. Toluene is also utilized in the production of benzoic acid. Benzoic acid is produced during the by liquid-phase oxidation of toluene by aerial oxygen in the presence of a cobalt catalyst. Benzoic acid is used as a preservative for foods, beverages and cosmetics.

Sodium benzoate is produced by the neutralization of benzoic acid with sodium hydroxide. A preferable preservative to benzoic acid due to its solubility, sodium benzoate is widely used as a preservative, improving shelf life for certain consumable goods. Sodium benzoate is widely used as a preservative in pharmaceuticals, food and beverages. It is also used as an anticorrosive, particularly as an additive to automotive engine antifreeze coolants and in other waterborne systems. Sodium benzoate is also used in plastics such as polypropylene, to improve strength and clarity.

It is estimated that the annual international market demand is about 80,000 tons, among which the main consumer market is about 40,000 tons in Asia, 15,000 tons in Europe, 15,000 tons in the United States and 10,000 tons elsewhere. We sold 24,000 tons of sodium benzoate series in 2004, among which exports accounted for approximately 9,000 tons. With the growth of food and beverage industry in developing countries, the demand for sodium benzoate will increase further, and the consumption at the same time in the motor vehicle antifreeze fluid will increase.

In 2004, we invested $1 million to improve our processing technology. We are currently able to produce 45,000 tons of sodium benzoate per year. By leveraging our production scale and product quality, we have attained 70% of the PRC market and 24% of the global market for sodium benzoate. We are constantly expanding our sales in our traditional markets as in Southeast Asia, in Europe and in the United States, and in developing sales in new markets such as Japan, South America, Africa and Australia.

•	Acrolein and glutaraldehyde

Acrolein is a useful intermediate in the production of various compounds including methionine, methionine hydroxy analog, 1,3 propanediol and glutaraldehyde. The principal process for production of acrolein is the oxidation of propylene. Propylene is a major chemical intermediate, produced by catalytic or thermal cracking of hydrocarbons or as a by-product of petroleum refining.

Glutaraldehyde is the extremely important meticulous chemical product having the function of uniting and solidifying protein. It is very useful in such trades as tanning leather, oil field, medical disinfecting, water treatment and papermaking.

Glutaraldehyde is good for tanning leather, a traditional craft in the PRC, reacting fast to the collagen of the cover. The best tanning pharmaceutical for fur and soft leather, glutaraldehyde has gradually captured the industry’s attention in recent years. Experts estimate that 100,000 tons of domestic annual consumption of chrome tanning pharmaceuticals will be replaced by glutaraldehyde if glutaraldehyde production technology is improved reducing production costs.

In the oil industry, glutaraldehyde is a remarkable disinfectant in oil pipelines. In the course of flooding and recovering oil, sulphate fungus that exists in the crude oil can turn into sulphurate hydrogen to corrode the pipeline, and existing oxygen fungus can produce adhesion restricting oil flow. To improve oil production rate and to lengthen the life-span of oil pipelines, the consumption of glutaraldehyde in oil countries will likely increase.

Glutaraldehyde is highly effective for sterilization of medical equipment. It basically does not corrode the metal apparatus and is effective in killing the perispore and hepatitis B virus, suitable for all kinds of operation apparatus. Glutaraldehyde is recommended as the primary disinfecting medicine of infective hepatitis by the World Health Organization. It is recommended by the Chinese Health Ministry as a chemical disinfectant of medical equipment.

As the killing pharmaceutical in water treatment, glutaraldehyde can reduce corrosion to water industry equipment thereby improving efficiency.

•	Benzyl chloride, benzyl alcohol and benzaldehyde

Benzyl chloride is an important organic synthesis intermediate, used in medicine, agriculture chemicals, flavors, fragrances and dyestuffs. It is mainly used for producing the fine chemicals of high added value, and the by-product (benzaldehyde) in its production process is an important meticulous industrial chemical. Our annual production is 50,000 tons per year. We estimate global market demand is 350,000 tons and domestic market demand is 70,000 tons.

Benzyl alcohol, a derivative of benzyl chloride, is a fine solvent, used extensively in paints, coatings epoxy resin. It is also used as a raw material for such derived products as the sweeteners and fragrants. We estimate annual global demand of 60,000 tons.

Benzaldehyde, which is produced by oxidation of benzyl alcohol, is used an intermediate product in the manufacture of dyes, pharmaceuticals, herbicides and other synthetic chemicals, as flavorings for food and as a perfume in soap.

•	Epichlorohydrin rubber

A synthetic rubber from epichlorohydrine, epichlorohydrin rubber is noted for its resistance to fuel oil, high and low temperature and aging. It is widely used in the automobile industry. With the development of the automobile industry in the PRC, the demand for epichlorohydrin rubber will likely increase. We are, at present time, one of the few local suppliers of epichlorohydrin rubber in China

Recent Products

We introduced four new products in 2004:

•	Benzoguanamine — used for industrial chemicals,

•	Benzonitrile — used for synthetic rubber,

•	Benzoic acid — used for preservatives in foods, medicines, flavors, fragrances, and

•	Benzyl acetate — used for soaps, flavors, fragrances.

Product Pricing

All of our products are priced according to market demand.

Raw Materials

In 2004, total costs of raw materials and energy accounted for approximately 92% of our total cost of sales. In 2004, the costs of raw materials purchased from our five largest suppliers accounted for 65% of our total raw material costs.

Energy

Electricity is our main source of energy. In 2004, we purchased approximately 3.66 million kilowatt hours of electricity. Generally, the price of electricity in the PRC is set by the PRC government. We also generate energy internally. Our power plant consists primarily of several coal-fired power generating units and their total power generation capacity is 7000 kilowatts at any one time. Our power plant generated an aggregate of 3 million kilowatt hours in 2004.

Product Transport

Our products are predominantly shipped within the PRC by third party railway companies. Our products sold outside of the PRC are predominantly transported by third party shipping companies.

Our Competition

PRC

Approximately 64% of our sales revenue in 2004 was generated from sales in the PRC, and 36% was generated internationally. Of our international sales, approximately 70% was through Wuhan Youji Import and Export Co. and 30% was through other Chinese import and export companies, such as China Chemical Import and Export (Jiangsu) Co., Anhui Huaan Import and Export Co., Suzhou Hengfa Import and Export Co. In general, we believe that our current primary competitive advantages with respect to most of our products include product quality and diversity, economies of scale and proximity to raw materials and our long-standing relationships with our customers.

Foreign Competition and WTO

Historically, the PRC government has provided the PRC chemical industry with certain protection from foreign competition through three primary practices:

•	maintaining relatively high import tariffs,

•	imposing import license requirements and

•	controlling the availability of foreign exchange required to pay for imported products.

These tariffs and import restrictions are intended, in part, to protect domestic producers of these products, such as us and they affect the majority of the product types produced by us. These protective actions, however, are effective only to the extent that they are fully and consistently implemented. To the extent they are not implemented, imported products can have a significant effect on the pricing and demand for our products. Imports remain a significant factor in determining the prices of many of our products.

In recent years, the PRC government has implemented a policy of gradually lowering import barriers and reducing tariffs. As part of its WTO accession commitments, the PRC government will gradually eliminate import quotas and import license systems, reduce tariffs, and permit foreign invested enterprises to engage in domestic distribution and retail sales for all of our major products. The PRC will also eliminate state trading for our major products exclusive of petroleum products and chemical fertilizer. We expect those measures to increase competition from imported products.

Although we believe that our products have been and will continue generally to be competitive with imported products in the PRC, increased competition from imported products resulting from the PRC’s WTO accession may still have a material adverse effect on our business and operations. Based on our wide range of production capabilities and our familiarity with regional customers and markets, we believe that we are well-positioned to meet potential foreign competition. The tariff reductions, however, could reduce profit margins or otherwise negatively impact our revenue from certain products, including a small number of our significant products. The ultimate impact of any tariff reductions on our business and results of operations will depend on a variety of factors, including general market conditions for various products, our ability of to increase production efficiency or lower our costs and the extent to which other import barriers remain intact.

The PRC government may also reduce the tariffs imposed on production equipment that we may import in the future, as well as the restrictions on availability of imported raw materials (such as crude oil) currently enforced by the PRC government. We are unable to determine accurately at this time the net effect on our business and results of operations of the PRC’s accession to WTO.

Sales and Marketing

Our products can be freely sold and marketed throughout the PRC and are generally sold to large- and medium-sized manufacturing enterprises and large trading companies in the PRC with whom we typically have long-standing trading relationships. While these long-standing relationships provide us with a generally dependable and stable customer base, we are continuously focusing on developing new customers, with an emphasis on finding additional manufacturing customers. We develop new customers and market our products through our domestic sales network. As part of our efforts to become more customer-oriented, in 2004, we continued to direct greater resources towards developing our sales and marketing capabilities.

In 2004, revenue from sales to our five largest customers accounted for approximately 15% of our total sales revenue. Other than our five largest customers, none of our other customers purchased products accounting for more than 1% of our total sales revenue in 2004.

Our majority-owned subsidiary, Wuhan Youji Import and Export Company, currently acts as our agent for the import of equipment and technology and raw materials and it also purchases all of our products for export. In 2003 and 2004, our sales revenue from exports through Wuhan Youji Import and Export Company amounted to approximately $12.0 million and $19.9 million, respectively, which accounted for approximately 22% and 32% of our total sales revenue, respectively.

Our Suppliers

The main raw materials of our company are toluene, liquid alkali and liquid chlorine. In 2004, we used 40,400 tons of toluene, 17,860 tons of liquid alkali and 15,600 tons of liquid chlorine.

Toluene is mainly used in manufacturing sodium benzoate and benzyl chloride. Although the toluene market is affected by international crude oil pride and fluctuates greatly, we believe that we have access to meet our needs. During 2004, our largest single supplier supplied 26% of our toluene and our top three suppliers combined supplied a total of 72%.

Liquid alkali is mainly used in manufacturing sodium benzoate. During 2004, our largest single supplier supplied 34% of our liquid alkali and our top three suppliers combined supplied a total of 68%.

Liquid chlorine is mainly used in manufacturing benzyl chloride and Benzaldehyde products. During 2004, our largest single supplier supplied 39% of our liquid chlorine and our top three suppliers combined supplied a total of 97%.

The main suppliers of raw materials are Chang Ling Branch of China Petrochemical Industry, Jinling Branch of China Petrochemical Industry, the General Salt Chemical Plant of Jianghan Oil Field, Jiujiang Xinkangda Chemical Industry Co. Ltd., Hubei Shuanghuan Scientific Technological Co. Ltd., Henan Kaipu Chemical Industry Co. Ltd. and Xiyang Chemical Co. Ltd. All of our suppliers are within 200 kilometers of us.

We believe that other suppliers are available to us should any of our significant suppliers be unable or unwilling to continue to supply us with all of our raw materials demand.

Our Customers

We do not rely on one or two certain clients. Losing one or two clients will not cause overall influence on our company. Our largest customer accounted for approximately 1% of our total revenues for each of 2004 and 2003. Our top three customers combined accounted for about 2% of our total revenues for each of 2004 and 2003.

Our main clients include manufacturers, retail traders and famous foreign companies listed in “The Fortune 500 Companies”, such as Procter & Gamble (Guangzhou, Chian), The Coca-Cola (China) Company, Pepsi, TOSOH (a Japanese Company), UNIVAR (a U.S. Company), HENKEL (a German Company), Liaoning Dacheng Nongmu Co. Ltd., Guangzhou Tongchuan Chemical Industry and Trade Co. Ltd., Zhangjiagang Jinming Chemical Industry Co. Ltd., Hubei Topu Phosphorus Chemical Industry Co. Ltd., Hebei Chengxin Co. Ltd., Guangdong Dadi Food Chemical Industry Co. Ltd., and Sichuan Zhongxing Food Industry Co. Ltd.

Environmental Regulation

We are subject to PRC national, provincial and local environmental protection regulations. According to the PRC Environmental Protection Law, the State Environmental Protection Administration sets national environmental protection standards, while local environmental protection bureau may set stricter local standards. Enterprises must comply with local standards if local environmental protection bureau have set their own standards. The standards regarding the discharge of water, gases and solid waste materials, set by the State Environmental Protection Administration and the local provincial government and the city government for the discharge of these materials are those which regulate our operations.

The State Environmental Protection Administration sets discharge standards for emissions into the air and water and delegates to the local government the responsibility for monitoring enterprises with respect to the discharge of waste water, gases and solid waste materials. The PRC Environmental Protection Law also provides schedules of base-level discharge fees for various polluting substances. If the polluting substances exceed a certain limit, the local government may charge the polluting entity additional discharge fees and issue an order to cease or reduce such discharge levels which, if not obeyed, may result in fines. The PRC Environmental Protection Law also provides that, where pollution is causing environmental damage, the local government has the authority to issue an order requiring the polluting entity to cure the problem within a certain period. Non-compliance with such an order may result in the facility being shut down. We have never incurred any fines, nor have we ever received such an order.

Due to the nature of our business, we produce significant amounts of waste water, gas and solid waste materials in the course of our production. We believe that our environmental protection facilities and surveillance and management systems are adequate to enable us to comply with applicable environmental protection laws and regulations in all material respects. We have made substantial efforts with respect to the prevention and treatment of pollution, including the construction and maintenance of a comprehensive waste water treatment plant, a sludge incinerator and a waste residue dump.

We dispose of solid waste generated by our facilities in accordance with applicable national, provincial and local environmental protection regulations. The PRC Environmental Protection Law regarding the discharge or disposal of solid waste specify that certain toxic wastes may not be buried directly in the ground and measures must be taken to prevent leakage. Violations of such provisions can result in fines. However, we have not been fined for any such violations.

In 2000, we received a Disposal of Pollutants License issued by Wuhan Environmental Protection Agency in 2000. This means that the disposal of waste water, gas and solid waste materials of our company is within the limitation set forth by the governmental Environmental Protection Agency. From then on, the Environmental Protection Agency keeps a close watch at our disposal and reviews our license once a year. If our disposal fails to meet the standards set by the government at any time or if we fail to get though the review, the Environmental Protection Agency will revoke our license, and then any disposal of the waste of the company will be illegal and will get a very severe punishment. By adopting the new process and technology, new products are extracted from byproducts. Thus the discharge of byproducts is reduced, and the comprehensive benefit is improved.

Our facilities are situated beside Wuhan Second Ring Road. With the increase in urbanization of the area and the encroachment of residential communities to our facilities, we may have long-term difficulty in expansion.

Our environmental protection-related expenses consist of pollutant discharge fees and costs related to the upgrading and maintenance of our environmental protection facilities. In 2003 and 2004, our environmental protection-related expenses were approximately $1.23 million and $1.48 million, respectively.

We believe that our environmental protection facilities and systems are adequate for us to comply with the existing national, provincial and local environmental protection regulations. However, there can be no assurance that national, provincial or local authorities will not impose additional or more stringent regulations which would require additional expenditure on environmental matters or changes in our processes or systems.

Research and Development

We established The Research and Development Centre in 1996, which employs 198 professional engineers and technicians. The task of our research and development is to advance new materials and technology to find new products and improve product quality. Our expenditures for research and development were approximately $3.67 million and $3.08 million in 2004 and 2003, respectively.

Our Employees

We have approximately 919 staff employees and nine officers currently consisting of a president, a chief executive officer, a chief financial officer, a chief operating officer, and five vice general managers, one in charge of domestic sales, one in charge of international sales, one in charge of manufacturing, one in charge of supply, and one in charge of technology. There is no collective bargaining agreement in effect. We believe the relations with our employees are good.

Our Intellectual Property

Patents

We currently have three patents issued in the PRC. Below is a summary of our patents.

•	the technology of refining and sublimating benzene formaldehyde

•	the manufacturing approaches of aralkyl aether

•	the process of refining benzaldehyde

We plan to make over the next twelve months additional patent applications for various refining and manufacturing processes.

Know-how, trade secrets and other intellectual property protection

In addition to the trademark and patent protection secured above and the pending patent applications, we will rely on trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position. It is our policy to require our directors, employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of the employment, consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us using our property or relating to our business and conceived or completed by the individual during employment are our exclusive property to the extent permitted by law.

Risk Factors

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report.

Risks Concerning Our Business

Competition in our industry is intense and is likely to continue to increase, which could result in price reductions, decreased customer orders, reduced product margins and loss of market share, any of which could harm our business.

Our industry is competitive, and we expect competition to intensify in the future. We have many primary competitors located in the PRC and throughout the world. Many of our competitors have significantly greater financial, technical, sales and marketing resources or greater name recognition than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, some of our competitors have greater brand name recognition, a more extensive customer base, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer base and product offerings, or adopt aggressive pricing policies, to gain market share. Increased competition in the market may result in price reductions, decreased customer orders, reduced profit margins and loss of market share, any of which could harm our business.

The market for our products is constantly changing as a result of development of alternative products and processing technologies. If we do not respond to changes in a timely manner, our company likely will no longer be competitive.

The market for our products is characterized by rapid technological change, improved products and processing technologies, changing customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and processing technologies on a timely basis. If we fail to develop and deploy new cost-effective products and processing technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and processing technologies, our products will no longer be competitive and our business will suffer.

The development of new, technologically advanced products and processing technologies is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market or support new or enhanced products or processing technologies on a timely basis, if at all. Furthermore, our new products may never gain market acceptance, and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or changes in industry standards would likely prevent our products from gaining market acceptance and harm our business.

We may not be able to pass on all cost increases from rising crude oil prices.

Our principal main raw materials in manufacturing our products are petroleum and petrochemicals. While we try to match materials cost increases with sales price increases, our ability to pass on cost increases to our customers is dependent on market conditions. There may be periods during which we cannot fully cover our cost increases by increases in the sale prices of our products. This may have a material adverse effect on our financial condition, results of operations or cash flows.

Our operations may be adversely affected by the cyclical nature of the petroleum and petrochemical market and by the volatility of prices of crude oil and refined oil products.

Most of our revenues are attributable to petrochemical products which have historically been cyclical and sensitive to the availability and price of feedstocks and general economic conditions. Markets for many of our products are sensitive to changes in industry capacity and output levels, cyclical changes in regional and global economic conditions, the price and availability of substitute products and changes in consumer demand, which from time to time have had a significant impact on product prices in the regional and global markets. Historically, the markets for these products have experienced alternating periods of tight supply, causing prices and margins to increase, followed by periods of capacity additions, possibly resulting in oversupply and declining prices and margins. As tariffs and other import restrictions are reduced and the control of product allocation and pricing is relaxed in the PRC, the markets for many of our products have become increasingly subject to the cyclicality of regional and global markets. Historically, international prices of crude oil have fluctuated widely due to many other factors that are beyond our control. We cannot assure you that future growth in demand for our products will be sufficient to alleviate any existing or future conditions of excess industry capacity or that such conditions will not be sustained or further aggravated by anticipated or unanticipated capacity additions or other events. In addition, we expect that the volatility and uncertainty of the prices of crude oil and petrochemical products will continue. Increasing crude oil prices and declines in prices of petrochemical products may adversely affect our business and results of operations and financial condition.

If we do not successfully establish strong brand identity in the international markets, such as the United States and Europe, we may be unable to achieve widespread acceptance of our products outside of the PRC.

We believe that establishing and strengthening our brands is critical to achieving widespread acceptance of our products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our products depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

Our insurance coverage may not be adequate to cover risks related to our production and other operations.

We maintained insurance coverage of approximately $4.2 million on our properties and facilities and $8.8 million on our inventory in 2004. We have no plans to increase this coverage. The book value of our buildings and equipment, including projects under construction, was approximately $12.1 million as of December 31, 2004. The amount of the coverage of our inventory is the same as its book value, which was approximately $8.8 million as of December 31, 2004. In accordance with what we believe is customary practice among chemical producers in the PRC, we insure only high-risk assets, such as production property and equipment, inventories and hazardous facilities. However, the underinsurance of our properties and facilities in accordance with this PRC practice exposes us to substantial risks such that, in the event of a major accident, our insurance recovery may be inadequate.

We do not currently carry third party liability insurance to cover claims in respect of bodily injury, property or environmental damage arising from accidents on our property or relating to our operations. We also do not carry business interruption insurance as such coverage is not customary in the PRC.

Losses incurred or payments required to be made by us which are not fully insured could have a material adverse effect on our financial condition.

Our international sales will likely account for a significant amount of our revenue in the future, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels. Our future results could be harmed by a variety of factors related to international operations, including:

•	foreign currency exchange rate fluctuations,

•	seasonal fluctuations in sales,

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets,

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements,

•	trade protection measures and import or export licensing requirements,

•	potentially adverse tax consequences,

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables, and

•	difficulty in managing widespread sales and distribution operations.

Risks Related to Doing Business in the People’s Republic of China

A slow-down of economic growth in China may adversely affect our growth and profitability.

Our financial results have been, and are expected to continue to be, affected by the growth in China’s economy. Although the economy in China has grown significantly in the past decade, we cannot assure you that growth will continue or that any slow-down will not have a negative effect on our business. Recently, the PRC government has indicated that it intends to introduce measures to control or slow-down the growth of the economy in China. Any slow-down of economic growth in China would likely adversely affect our operating results and financial condition.

Any changes in Chinese laws and regulations may have a material and adverse impact on our business.

Although we believe that our current operations are compliant with applicable PRC laws and regulations, there may be substantial uncertainties regarding the interpretation of existing and new PRC laws and regulations that apply to the chemical industry. It is possible that new laws and regulations will affect our existing and future business and that the new laws and regulations may be applied retroactively. The PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. Any such action could have a material adverse effect on our business, results of operations and financial condition.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the members of our board of directors.

We conduct our operations in China and substantially all of our assets are located in China. In addition, all of our directors and our executive officers reside in China, and substantially all of the assets of these persons are located within China. You should note that it is difficult to effect service of process within the United States or elsewhere outside China upon our directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC legal counsel has advised us that China does not have treaties with the United States or most other western countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, court judgments obtained in jurisdictions with which the PRC does not have treaties on reciprocal recognition of judgment and in relation to any matter not subject to a binding arbitration provision may be difficult or impossible to be enforced in the PRC. Furthermore, an original action may be brought in the PRC against our directors or executive officers only if the actions are not required to be arbitrated by PRC law, and only if the facts alleged in the complaint give rise to a cause of action under PRC law.

Governmental control of currency conversion may affect the value of your investment.

We receive substantially all of our revenues in Renminbi, which is currently not a fully convertible currency. Our income will primarily be derived from dividend payments and any other distributions by our subsidiaries in China. Under China’s existing foreign exchange regulations, payments of current account items, including profit distributions and interest payments, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. The Chinese government, however, may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this were to occur, we might not be able to receive dividends in foreign currencies from our subsidiaries thereby limiting the ability to pay cash dividends to our shareholders, which could adversely affect the value of your investment in us.

Fluctuation of the RMB could materially affect our financial condition and results of operations.

The value of the RMB is subject to changes in the PRC government’s policies and depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to US dollars has generally been stable. However, we cannot give any assurance that the value of the RMB will continue to remain stable against the US dollar or any other foreign currency. Any devaluation of the RMB may adversely affect the dividends we may pay to our parent, thereby adversely affecting the value of, and dividends payable on, our common stock.

The PRC government will likely open markets to foreign competitors.

Historically, the PRC government has provided the PRC chemical industry with certain protection from foreign competition through three primary practices: maintaining relatively high import tariffs, imposing import license requirements and controlling the availability of foreign exchange required to pay for imported products. These practices affect the majority of the product types produced by us. These tariffs and import restrictions are intended, in part, to protect domestic producers of these products, such as us.

China became a member of the World Trade Organization, or WTO in 2001. As part of its WTO accession commitments, the PRC government will gradually eliminate import quotas and import license systems, reduce tariffs, and permit foreign invested enterprises to engage in domestic distribution and retail for all of our major products. Increased competition from imported products resulting from China’s accession to the WTO may have a material adverse effect on our business and operations. We do, however, believe that our products have been and will continue generally to be competitive with imported products in the PRC. Tariff reductions, however, could reduce our profit margins or otherwise negatively impact our revenue from certain products, including a small number of significant products.

Political and economic policies of the PRC government could affect our business.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Co-operation and Development in a number of respects, including:

•	structure;

•	level of government;

•	level of capital reinvestment;

•	control of foreign exchange; and

•	allocation of resources.

Before its adoption of reform and open-door policies beginning in 1978, China was primarily a planned economy. Since that time, the PRC government has been reforming the PRC economic system, and has also begun reforming the government structure in recent years. These reforms have resulted in significant economic growth and social progress. Although the PRC government still owns a significant portion of the productive assets in China, economic reform policies since the late 1970s have emphasized autonomous enterprises and the utilization of market mechanisms. We currently expect that the PRC government will continue these reforms, further reduce governmental intervention with enterprises and rely more heavily on market mechanisms to allocate resources. Although we believe these reforms will have a positive effect on our overall and long-term development, we cannot predict whether certain changes to China’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our current or future business or results of operations.

We may be adversely affected by environmental regulations.

We are subject to PRC national and local environmental protection regulations which currently impose fees for the discharge of waste substances, require the payment of fines for pollution, and provide for the closure by the PRC government of any facility that fails to comply with orders requiring us to cease or improve upon certain activities causing environmental damage. Due to the nature of our business, we produce significant amounts of waste water, gas, and solid waste materials during the course of our production. We believe our environmental protection facilities and systems are adequate for us to comply with the existing national, provincial, and local environmental protection regulations. However, PRC national, provincial, or local authorities may impose additional or more stringent regulations which would require additional expenditure on environmental matters or changes in our processes or systems.

Risks Concerning Investing In Us

We expect our stock price to be volatile.

The price at which our common stock will trade is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are:

•	actual or anticipated fluctuations in our results of operations,

•	announcements of technological innovations or significant contracts by us or our competitors,

•	introduction of new products by us or our competitors,

•	commencement of, or our involvement in, litigation,

•	our sale of common stock or other securities in the future,

•	conditions and trends in the chemical industry,

•	the trading volume of our common stock,

•	changes in the estimation of the future size and growth rate of our markets, and

•	general economic conditions.

The market for our shares may be illiquid.

There may be only a limited trading market for our common stock. Our common stock is traded on the Bulletin Board. Shares which are “thinly” traded on the Bulletin Board often trade only infrequently and experience a significant spread between the market maker’s bid and asked prices. As a result, our common stock may be illiquid.

Because our executive officers’ and directors’ liabilities are limited, your rights against them in a civil lawsuit may be limited.

We will indemnify any executive officer, director or former executive officer or director to the full extent permitted by Nevada law. This could include indemnification for liabilities under securities laws enacted for stockholder protection, though the SEC thinks this indemnification is against public policy.

Our management owns a majority of our outstanding common stock and their interests may be different from, and conflict with, your own.

The interests of our management could conflict with the interests of our other shareholders. Our executive management beneficially owns approximately 66% of our outstanding common stock. Accordingly, our management has the power to determine the election of our directors and the approval of actions for which the approval of our shareholders is required.

We do not expect to pay dividends to our common shareholders.

We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than paying dividends to our common stockholders. As a result, your ability to realize any return on your investment in our common stock will likely result only from your sale of some or all of your shares.

The issuance of additional shares of common stock will dilute the interests of our shareholders.

As of September 29, 2005, we had 20,000,000 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 40,000,000 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

Our Facilities

Our corporate headquarters and production and ancillary facilities are located in the Qiaokou District, Wuhan (the largest city in Central China), capital of Hubei Province, China. Our facilities occupy an area of approximately 111,499 square meters. The total gross floor area of our production and other facilities is approximately 49,721 square meters. We own all of the buildings and facilities on our premises and have freely transferable land use rights for a term of 50 years in respect of the land upon which such buildings and facilities are located. The land we have is not transferable at the present time because, by contract, we have pay the balance of the land transferring fee before September 5, 2006, after which we will have full right for the land.

Our production facilities are in good operation. We believe that most of our principal production facilities are more advanced than similar facilities of other companies in the PRC. We further believe that, on the whole, our production facilities are adequate for conducting our business.

Our power plant, built in 1989, is equipped with three steam boilers which provided all of our steam requirements in 2004. The power plant has two power generators which generated 3 million kilowatt hours of electricity in 2004. Our waste water treatment facility has the capacity to process 5,100 tons of waste water daily, which satisfies our needs.

Maintenance

The maintenance of our production facilities follows a scheduled maintenance program. Our facilities operate 24 hours a day. We undertake maintenance projects, both major and minor, on an as-needed basis. In 2002, we spent approximately $1 million on maintenance of our facilities, which included our biennial maintenance program, general repairs and replacement of spare parts, as well as labor costs and subcontractors’ fees which were primarily paid to third parties. In 2003 and 2004, we spent approximately $0.81 million and $0.88 million, respectively, on facilities, including expenses for general maintenance, replacement of parts and components, and labor cost and subcontractor expenses paid to third parties. Total maintenance expenses accounted for approximately 1.7% of our total cost of sales in 2004.

ITEM 3. LEGAL PROCEEDINGS

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2005, holders of 96% of our outstanding common stock, by written consent in lieu of a meeting, approved the Amended and Restated Articles of Incorporation of Cougar Holdings Inc. Article Four of our Articles of Incorporation was amended to reduce the number of shares we are authorized to issue from 200,000,000 shares of common stock, par value $0.001 per share, to 60,000,000 shares of common stock, par value of $0.001 per share. The Amended and Restated Articles of Incorporation were filed with the Secretary of State of the State of Nevada on April 29, 2005.

No other matters were submitted to a vote of shareholders during the quarter ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over-the Counter Bulletin Board under the symbol “CGRH.OB.” It began trading on September 20, 2004. The following table represents the range of the high and the low bid quotations, as reported by the Nasdaq Trading and Market Services, for each fiscal quarter since September 20, 2004. These quotations represent prices between dealers, may not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Fiscal Quarter Ended	Low	High
September 30, 2004	$0.001	$0.001
December 31, 2004	$0.001	$0.115
March 31, 2005	$0.115	$0.115
June 30, 2005	$0.115	$2.70

On September 29, 2005, the closing price of our common stock was $2.00 and we had approximately 191 record owners of our common stock.

Dividends and Dividend Policy

In May 2005, Cougar Holdings declared a distribution dividend of all of its shares of common stock of Western Gems Inc., a wholly owned subsidiary company owning the WC1 and WC2 mineral claims previously owned by Cougar Holdings, to the holders of record of Cougar Holding’s common stock, as of the close of business on May 2, 2005, on the basis of one Western Gems Inc. voting common share for each ten shares of Cougar Holding’s common stock.

Except as set forth above, we have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

Recent Sales of Unregistered Securities

On July 1, 2005, Cougar Holdings Inc. completed and closed an Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co., Limited, by and among Cougar Holdings Inc., Hudson Capital Corporation, Wuhan Youji Industries Co., Limited and the Shareholders of Wuhan Youji whereby Cougar Holdings acquired all of the issued and outstanding common stock of Wuhan Youji for 17,150,000 shares of voting common stock of Cougar Holdings issued to the shareholders of Wuhan Youji. Upon the closing, Wuhan Youji became a wholly-owned subsidiary of Cougar Holdings and the current stockholders of Wuhan Youji became the controlling shareholders of Cougar Holdings.

In connection with the issuance of the 17,150,000 shares, Cougar Holdings relied on Regulation S as its exemption from the registration requirements of the Securities Act of 1933. All of the recipients are non-US persons and agreed that the shares may not be transferred or sold except in accordance with the provisions of Regulation S and/or compliance with the registration requirements of the Securities Act of 1933 or in reliance upon an applicable exemption. Appropriate legends were affixed to the share certificates. These securities are deemed restricted securities for the purposes of the Securities Act.

Repurchase of Securities

As part of the acquisition of Wuhan Youji, Hudson Capital Corporation, a company controlled by Cougar Holdings’ prior President and a director, surrendered 747,751 shares of Cougar Holdings’ common stock to Cougar Holdings without any additional consideration.

Except as described above, we did not repurchase any of our common stock during the quarter ended June 30, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

References to Wuhan’s audited financial statements refer to the audited consolidated financial statements of Wuhan for the years ended December 1, 2004, 2003 and 2002 filed with our Form 8-K on July 5, 2005. References to Wuhan’s interim financial statements refer to the unaudited consolidated financial statements of Wuhan for the period ended June 30, 2005 filed with our Form 8-K/A-1 on September 8, 2005. References to Cougar’s audited financial statements refer to the audited consolidated financial statements of Cougar for the years ended June 30, 2005 and 2004 accompanying this Form 10-KSB.

Cougar Holdings Prior to Acquisition of Wuhan

Prior to the acquisition of Wuhan on July 1, 2005, Cougar Holdings was an exploration stage company formed to explore its properties in Canada for the presence of gemstones. Cougar Holdings’ activities have consisted solely of the staking of mining claims. Cougar Holdings had not developed any mining properties into a producing mine, nor did it ever earn revenue from any of the properties.

During the fourth quarter ended June 30, 2005, Cougar Holdings transferred its WC1 and WC2 mineral claims to its wholly owned subsidiary, Western Gems Inc., and subsequently divested itself of ownership in Western Gems Inc. by way of a distribution dividend of all of the shares in Western Gems Inc. to Cougar Holdings’ shareholders. Cougar Holdings and Mustang Resources Inc., on May 5, 2005, agreed to terminate the Exclusive Mineral Claim Agreement dated March 1, 2005. After the distribution dividend, Cougar Holdings no longer owned any mineral claims or had any properties to explore.

On June 9, 2005, Cougar Holdings entered into an agreement to acquire all of the ownership interest in Wuhan Youji whereby Cougar Holdings would acquire 55,835,679 shares of common stock representing 100% of the issued and outstanding common stock of Wuhan Youji for 17,150,000 shares of voting common stock of Cougar Holdings issued to the shareholders of Wuhan Youji. On July 1, 2005, the acquisition was completed resulting in Wuhan Youji becoming a wholly-owned subsidiary of Cougar Holdings and the stockholders of Wuhan Youji became the controlling shareholders of Cougar Holdings.

Wuhan Youji

Results of Operations

We are a manufacturer and distributor of organic chemical products for both local and export sales. Because the price of international crude oil has increased significantly, the price of petrochemical products has increased accordingly. With this increase in the price of petrochemical products and energy, cutthroat competition has taken place in the domestic and international market. We have continued to expand our market share and increase revenues. Our gross profit as a percent of sales has declined, however, as a result of the increase in the cost of materials and energy.

The following table sets forth, as a percentage of sales, certain items appearing in Wuhan’s consolidated statements of operations (in thousands):

	Six Months Ended June 30, 2005 (unaudited)		Year Ended December 31, 2004		Year Ended December 31, 2003
Net sales	$44,292	100.0%	$62,007	100.0%	$52,867	100.0%
Cost of goods sold	(37,676)	(85.1)%	(52,535)	(84.7)%	(42,656)	(80.1)%
Gross profit	6,616	14.9%	9,472	15.3%	10,211	19.3%
Administrative expenses	(1,625)	(3.7)%	(2,357)	(3.8)%	(2,555)	(4.8)%
Selling and distribution expenses	(1,157)	(2.6)%	(2,932)	(4.7)%	(2,678)	(5.1)%
Other expenses	(323)	(0.7)%	(297)	(0.1)%	(897)	(0.1)%
Income from continuing operations	3,511	7.9%	3,886	6.3%	4,081	7.7%
Interest expense	(202)	(0.5)%	(424)	(0.7)%	(409)	(0.8)%
Other income, net	169	0.4%	90	0.1%	270	0.5%
Gain on sale of subsidiary	—	—	—	—	930	1.7%
Income before taxes	3,478	7.9%	3,552	5.7%	4,872	9.2%
Tax expense	(1,001)	(2.3)%	(1,059)	(1.7)%	(1,092)	(2.1)%
Minority interest	(191)	(0.4)%	(235)	(0.4)%	(339)	(0.6)%
Net income	2,286	5.2%	2,257	3.6%	3,441	6.5%

Net sales. Net sales increased by $9.1 million or 17.3% to $62.0 million in 2004 from $52.9 million in 2003. Our net sales for the first six months of 2005 were $44.3 million compared to $29.0 million for the first six months of 2004, an increase of $15.3 million or 52.8%. This increase in net sales was mainly attributable to the increase in demand for our toluene chlorinazation series and acrolein series products as well as price increases of our products.

Cost of sales and gross profit. Cost of sales increased by $9.8 million or 23.2% to $52.5 million in 2004 from $42.7 million in 2003. Cost of sales increased as a percent of net sales from 80.7% in 2003 to 84.7% in 2004. Gross profit decreased by $0.7 million or 7.2% to $9.5 million in 2004 from $10.2 million in 2003. Gross profit decreased as a percent of net sales from 80.7% in 2003 to 84.7% in 2004. Cost of sales for the six months ended June 30, 2005 were 85.1% of net sales and our gross profit for that period was 14.9% of net sales. This increase in cost of sales and decline in gross profit was primarily attributable to the rising price of raw materials and coal.

Administrative expenses. Our administrative expenses decreased by $0.2 million to $2.4 million in 2004 from $2.6 million in 2003. As a percent of net sales, our administrative expenses dropped from 4.8% in 2003 to 3.8% in 2004. Our administrative expenses for the six months ended June 30, 2005 were 3.7% of net sales. The decrease of our administrative expenses was attributable to the reduction of machinery and vehicle maintenance of $110,000 and reduction in our environmental protection fees of $62,000.

Selling and distribution expenses. Our selling and distribution expenses are primarily comprised of the cost of the transportation of the products and generally fluctuate directly with our sales. Our selling and distribution expenses increased by $0.2 million to $2.9 million in 2004 from $2.7 million in 2003. As a percent of net sales, however, our selling and distribution expenses decreased from 5.1% in 2003 to 4.7% in 2004. Our selling and distribution expenses for the six months ended June 30, 2005 were 2.6% of net sales. Our selling and distribution expenses have declined as a percent of net sales primarily due to reduction of vehicle maintenance.

Income from Continuing Operations. Our income from continuing operations decreased from $4.1 million, or 7.7% of net sales, in 2003 to $3.9 million, or 6.3% of net sales, in 2004. Income from continuing operations for the first six months of 2005 was $3.5 million, or 7.9% of net sales. The decline in our income from continuing operations resulting from the rising price of crude oil has been for the most part offset by the expansion of our market share and the increase in the price of our products.

Interest expense. Interest expense is primarily the finance cost of our bank loans. Interest expense was $0.4 million in 2004 and $0.4 million in 2003. As a percent of net sales, our interest expense dropped from 0.8% in 2003 to 0.7% in 2004 and was 0.5% of net sales for the six months ended June 30, 2005.

Tax Expense. Our tax expense is comprised of surplus tax, income tax, and local taxes. Our tax expense was $1.1 million, or 2.1% of net sales, in 2003 and $1.1 million, or 1.7% of net sales in 2004 1059 in 2004, and $1.0 million, or 2.3% of net sales, in the first six months of 2005.

Net Income. Net income for 2003 was $3.4 million, or 6.5% of net sales, which included a gain of $0.9 million on the disposition of our Factory Three subsidiary. Net income for 2004 was $2.3 million, or 3.6% of net sales, and for the six months ended June 30, 2005 was $2.3 million, or 5.2% of net sales.

Liquidity and Capital Resources

Our primary source of cash flow is from our operations and bank loans. Our cash position decreased to $4.8 million as of June 30, 2005 from $6.1 million as of December 31, 2004 and $10.3 million as of December 31, 2003. Our cash and cash equivalents are denominated in Renminbi. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks in 2004.

Net cash provided by operating activities was $4.7 million for the year ended 2003 compared to net cash used in operating activities of $0.1 million in 2004 and $0.7 million for the first six months of 2005. This decrease of cash inflow reflects that we increased our inventories, mainly toluene — the principal material of our products, from $5.8 million in 2003 to $8.8 million in 2004, to offset anticipated increases in materials as a result of higher crude oil prices.

Cash inflow was also impacted by a significant use of funds in reduction of trade and other payables and accrued liabilities reflecting ongoing growth in the volume of raw materials. Accounts and other payables and accrued liabilities decreased by $1.8 million in 2004 compared cash to an increase of $3.5 million in 2003.

As of June 30, 2005, our current assets were $29.6 million and current liabilities were $18.6 million resulting in a current ratio of approximately 1.6 to 1. At December 31, 2004, our current assets and current liabilities were $28.1 million and $19.6 million, respectively, resulting in a current ratio of approximately 1.4 to 1. At December 31, 2003, our current assets and current liabilities were $29.9 million and $21.5 million, respectively, resulting in a current ratio of approximately 1.4 to 1.

Net cash used for investing activities increased substantially to $4.0 million in 2004 from $1.7 million in 2003. This increase was primarily due to our continued investment in additional plants and equipment for the production of toluene oxidization products and toluene chlorinazation products.

Net cash used for financing activities in 2004 of $0.1 million compared to net cash provided by financing activities of $0.5 million in 2003. Net cash used for financing activities in the first six months of 2005 was of $0.5 million reflecting additional short term bank borrowing of $1.2 million and repayments of $1.8 million.

We have historically relied on short term funding to satisfy our short-term obligations through the refinancing of indebtedness and other measures. We have a short term loan of $4.84 million from the Commercial Bank of China with the interest of 5.85% per year, and short term loan of $1.12 from China Merchants’ Bank with the interest of 5.85% per year and short term loan of $0.54 million from the Agricultural Bank of China with the interest of 5.85% per year. All of our short-term borrowings were denominated in Renminbi. As at June 30, 2005, the outstanding amount under these loans was $6.1 million. With cash generated from our operations, we believe that we have more than sufficient resources to meet our foreseeable working capital needs. Our ability to obtain external financing in the future and the cost of such financing are subject to a variety of uncertainties, including:

•	obtaining the PRC government approvals required to access domestic or international financing or to undertake any project involving significant capital investment;

•	our future results of operations, financial condition and cash flows;

•	the cost of financing and the condition of financial markets; and

•	the potential changes in monetary policy of the PRC government with respect to bank interest rates and lending practices.

In 2004, we completed the project to expand the production of the toluene oxidization products and toluene chlorination products. Our overall expenditures for the purchase of property, plant and equipment amounted to $2.7 million and $1.6 million in 2004 and 2003, respectively.

We anticipate our capital expenditure for 2005 to be approximately $2.5 million. The capital for these expenditures is expected to be financed by our operating income.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 to Wuhan’s audited consolidated financial statements. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Revenue Recognition. Our revenue recognition policy is critical because our revenue is a key component to our results. We follow very specific and detailed accounting guidelines in measuring revenue. However, certain judgments affect the application of our revenue policy. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Provision for Accounts Receivables. Accounts receivables are carried at original invoice amount less provision for impairment. We specifically analyze historical bad debts, ageing receivables, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. Inventories are stated at the lower of cost or net realizable value. We estimate net realizable value based on intended use, current market value and inventory ageing analyses. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment by evaluating whether the carrying amount of assets exceed its recoverable amount. Our judgment regarding the existence of impairment indicators is based on legal factors, market conditions and operational performance of our assets. Future adverse changes in legal environment, market conditions or poor operating results could result in losses or an inability to recover the carrying value of the long-lived assets, thereby possibly requiring an impairment charge in the future.

Deferred Income Taxes. Deferred income tax is provided in full, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying values in the financial statements. Currently enacted tax rates are used in determination of deferred income tax. Deferred tax assets are recognized to the extent that it is probable that future taxable income will be available against which the temporary differences can be utilized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amounts of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005 (after December 15, 2005 for small business filers).

We do not anticipate that the adoption of these two standards will have a material impact on our results of operations or financial position.

Cougar Holdings

Results of Operations — For the twelve months ended June 30, 2005

Cougar has never generated any operating revenue and immaterial income from interest and other sources. During the fourth quarter ended June 30, 2005, Cougar recorded $282 of other income from the sale of its WC1 and WC2 mineral claims to it wholly owned subsidiary, Western Gems Inc. Cougar also recorded $200 of other income from the sale of its computer equipment and computer software to Hudson Capital Corporation. Cougar recorded a net loss of $4,183 for the three month period and a net loss of $15,912 for the twelve month period ended June 30, 2005, compared to a net loss of $6,581 for the three month period and a net loss of $8,845 for the twelve month period ended June 30, 2004.

Cougar incurred administrative expenses of $4,665 for the three month period and administrative expenses of $16,457 for the twelve month period ended June 30, 2005, compared to $6,595 for the three month period and $8,901 for the twelve month period ended June 30, 2004. Management fee expenses and a recovery of accrued costs or expenses are included in these administrative expenses. Management fee expenses relating to the consulting agreements pursuant to the 2004 and 2005 Stock Incentive Plans were $16,923 for the three month period and $20,496 for the twelve month period ended June 30, 2005. Cougar did not incur any management fee expenses for the fiscal year ended June 30, 2004. Recovery of accrued costs relating to the forgiveness of debt payable to Hudson Capital Corporation was $12,891 for the three month and the twelve month period ended June 30, 2005. Cougar did not incur any recovery of accrued expenses for the fiscal year ended June 30, 2004.

Liquidity and Capital Resources

Cougar’s cash position was $100 at June 30, 2005, compared to $10,422 at June 30, 2004. Cougar had been financed mainly through advances from and issuance of common stock to Hudson Capital Corporation, Cougar’s largest shareholder and a company controlled by Terry G. Cook, the former president and a director of Cougar.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-18 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Prior to the acquisition of Wuhan Youji on July 1, 2005, Cougar Holdings was an exploration stage company formed to explore its properties in Canada for the presence of gemstones. Prior to the acquisition, Cougar Holdings’ activities had consisted solely of the staking of mining claims and Cougar Holdings had not developed any mining properties into a producing mine, nor did it ever earn revenue from any of the properties. During the fourth quarter, Cougar Holdings transferred its mineral claims and, as of June 30, 2005, no longer owned any mineral claims or had any properties to explore. Cougar Holdings’ operations prior to July 1, 2005 necessitate disclosure controls and procedures substantially different than now demanded by our operations as a result of the acquisition of Wuhan Youji.

To address the significant change in the size and scope of operations of our company after the acquisition of Wuhan Youji, our management, in conjunction with our accounting and legal advisors, have undertaken to establish disclosure controls and procedures to ensure that:

•	the information required to be disclosed by us in our SEC reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure, and

•	the information required to be disclosed in our SEC reports is consistently recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

None of the current members of management or the board of directors was a member of management or the board of directors of Cougar Holdings as of June 30, 2005, the end of the period covered by this Annual Report. Nonetheless, our management was assured by prior management of Cougar Holdings’ compliance with its obligations under the Securities Exchange Act of 1934. Based on these assurances and our management’s evaluation of the operations of Cougar Holdings prior to the acquisition, under the supervision and with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Internal Control over Financial Reporting

On September 22, 2005, the SEC announced that it has postponed the compliance date for reporting on internal control over financial reporting by non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These registrants were scheduled to include in their annual report, a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005. However, due to the SEC’s announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or before July 15, 2007. Nevertheless, our management has begun preparation for compliance with the internal control documentation, evaluation, and reporting provisions of Section 404 and plans to proceed with the project in 2006.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers are appointed by, and serve at the designation of, the Board of Directors. All of our executive officers are employed on a full-time basis. No family relationship exists between any of our executive officers or directors. Our executive officers, together with their respective ages and certain biographical information, are as set forth below.

NAME	AGE	POSITION
Yuankun Gao	47	Chairman of the Board and President

Hongdun Zhou	57	Chief Executive Officer and Director

Huajun Yu	41	Chief Financial Officer and Director

Limin Chen	50	Chief Operating Officer and Director

Guangyuan Hu	50	Secretary

Yuankun Gao, Chairman of the Board and President. Mr. Gao has been the President of Cougar Holdings since August 2005 and a director since June 2005. He was appointed Chairman of the board in August 2005. Mr. Gao has been the Chairman of the Board of Directors and the President of Linuo Group Co. Limited, a companies group engaged in multi-business operations in China since 1992. He is also the owner of Wuhan Linuo Investment Co. Limited which is a major shareholder of Wuhan Youji Industries Co. Limited. Mr. Gao began his career in 1981as a marketing manager at Shandong Yinan Industries Supply and Marketing Corporation after obtaining his master degree from business school of Shandong University. From 1986 to 1992 he worked as the managing director of Shandong Lunan Medical Glass General Corporation. From 1992 to 1994 he worked as the deputy chief of Shandong Institute of Medical Machinery Research. Mr. Gao is also the Chairman of Shandong Jinan Association of Industrial and Commercial Enterprises, Vice Chairman of Jinan Committee of Political Consultative Conference, and the Chairman of Shandong Union of Private Enterprises.

Hongdun Zhou, Chief Executive Officer and Director. Mr. Zhou has been our Chief Executive Officer of Cougar Holdings since August 2005 and a director since June 2005. He was appointed Vice-Chairman of the board in August 2005. Mr. Zhou has been the President and Managing Director of Wuhan Youji Industries Co. Limited (“Wuhan Youji”) since 1994, a director Wuhan Youji’s majority-owned subsidiary, Wuhan Youji Import & Export Co., since September 2001, and a director of the Registrant since July 2005. Mr. Zhou began his career in 1968 as a technical staff member at Wuhan Youji Hecheng Chemical Plant (presently known as Wuhan Youji Industries Co. Limited.) after graduating from college. Subsequently, he has held the positions of Deputy Manager and Director at Wuhan Youji Hecheng Chemical Plant. Mr. Zhou has been recognized as a Most Outstanding Entrepreneur in Hubei Province four times. He is also a representative of People’s Congress of both the Qiaokou District of Wuhan and the City of Wuhan.

Huajun Yu, Chief Financial Officer and Director. Mr. Yu has been the Chief Financial Officer and a director of Cougar Holdings since August 2005. Mr. Yu has substantial experience in financial management of large and medium sized enterprises, including project financing, budgeting, and internal auditing. From June 2002 to August 2005, Mr. Yu served as the Chief Financial Officer of Linuo Group Co., Ltd. From June 2002 to August 2005, he served as the General Manager of Financing Department of China Gaoke Stock Co., Ltd. From June 2002 to August 2005, he served as the General Manager of Financing Department of Hainan Haiguo Investment Group Co.

Limin Chen, Chief Operating Officer and Director. Mr. Chen has been the Chief Operating Officer and a director of Cougar Holdings since August 2005. Mr. Chen has been our Senior Engineer and a vice president and director of Wuhan Youji since 1994.

Guangyuan Hu, Secretary. Mr. Hu has been the Secretary of Cougar Holdings since August 2005. Mr. Hu has served as the corporate secretary and a director of Wuhan Youji since November 2003 and has been the President of Wuhan Linuo Investment Co. Limited since July 2003. Mr Hu has substantial experience in financing and financial management and control of a company. Serving as a credit manager of Standard Chartered Bank and Construction Bank of China for about 10 years, Mr. Hu is also experienced in banking management, project financing and investment.

Code of Conduct

Cougar Holdings adopted a Code of Ethics that applies to our executive officers and directors. We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to us at, Cougar Holdings Inc., 10 Gongnong Rd, Qiaokou District, Wuhan 430035, PRC.

The other information required by this item is incorporated by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
2.1	Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co. Limited dated June 9, 2005 (1)

2.2	Stock Reforming and Stock Reorganization Program of Wuhan Youji Industries Co., Ltd. dated August 4, 2003*

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Specimen Common Stock Certificate (3)

10.1	Cougar Holdings Inc. 2005 Stock Incentive Plan (4)

10.2	Contract for Short Term Loan from Industrial and Commercial Bank of China Qiao Kou Sub-Branch dated June 21, 2005*

10.3	Loan Contract from Xunlimen Branch of China Merchants Bank Co., Ltd. dated August 9, 2005*

21.1	List of Subsidiaries*

31.1	Section 302 Certification — Chief Executive Officer*

31.2	Section 302 Certification — Chief Financial Officer*

32.1	Section 906 Certification — Chief Executive Officer*

32.2	Section 906 Certification — Chief Financial Officer*

(1)	Incorporated by reference to the Form 8-K/A-1 filed on September 8, 2005.
(2)	Incorporated by reference to the Form 8-K filed on May 2, 2005.
(3)	Incorporated by reference to the Form 10-SB filed on March 7, 2003.
(4)	Incorporated by reference to the Form 8-K filed on April 29, 2005.
*	Filed herewith.

Reports on Form 8-K

The following is a list of the Form 8-Ks filed by Cougar Holdings during the quarter ended June 30, 2005:

•	On May 2, 2005, Cougar Holdings filed a Form 8-K reporting the filing of Amend and Restated Articles of Incorporation reducing the number of shares the Company is authorized to issue from 200,000,000 shares of common stock of the par value of $0.001 per share to 60,000,000 shares of common stock of the par value of $0.001 per share.

•	On May 2, 2005, Cougar Holdings filed a Form 8-K reporting a Board of Directors resolution approving and adopting the Cougar Holdings Inc. 2005 Stock Incentive Plan.

•	On May 12, 2005, Cougar Holdings filed a Form 8-K reporting a Board of Directors resolution to declaring a dividend to the shareholders of record as of the close of business on May 2, 2005 of Cougar Holdings Inc. whereby Cougar Holdings Inc. will distribute all of its 280,001 shares of Western Gems Inc. voting common stock, a 100% wholly-owned subsidiary, to the shareholders of Cougar Holdings Inc. on the basis of one Western Gems Inc. share of voting common stock for each ten shares of Cougar Holdings Inc voting common stock.

•	On June 14, 2005, Cougar Holdings filed a Form 8-K reporting the entry into an Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co., Limited, whereby Cougar would acquire 55,835,679 shares of common stock representing 100% of the issued and outstanding common stock of Wuhan Youji Industries Co., Limited for 17,150,000 shares of voting common stock of Cougar Holdings Inc. issued to the shareholders of Wuhan Youji Industries Co. and reporting the election on June 9, 2005 of Messrs. Gao and Zhou as directors of Cougar effective June 10, 2005. Also reported in this filing, are the acquisition of assets, unregistered sales of equity securities, changes of control of registrant relating the Acquisition Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Cougar Holdings Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUGAR HOLDINGS INC.

By	/s/ YUANKUN GAO
Yuankun Gao President

Date: October 12, 2005

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ YUANKUN GAO	President and Chairman of the Board	October 12, 2005
Yuankun Gao

/s/ HONGDUN ZHOU	Chief Executive Officer and Director	October 12, 2005
Hongdun Zhou	(principal executive officer)

/s/ HUAJUN YU	Chief Financial Officer and Director	October 12, 2005
Huajun Yu	(principal financial and accounting officer)

/s/ LIMIN CHEN	Chief Operating Officer and Director	October 12, 2005
Limin Chen

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

(Stated in US Dollars)

COUGAR HOLDINGS INC.

(An Exploration Stage Company)

Financial Statements

June 30, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cougar Holdings Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Cougar Holdings Inc. (an exploration stage company) (the “Company”) as of June 30, 2005, the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2005 and for the period from June 2, 1999 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005, and the results of its operations and its cash flows for the year ended June 30, 2005 and for the period from June 2, 1999 (date of inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

PKF

Certified Public Accountants

Hong Kong

September 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cougar Holdings Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Cougar Holdings Inc. (An Exploration Stage Company) as at June 30, 2004, the related statements of operations and cash flows for the year then ended and for the period from inception on June 2, 1999 to June 30, 2004, as well as the related statement of changes in stockholders’ deficiency for the period from inception on June 2, 1999 to June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of Cougar Holdings Inc. (An Exploration Stage Company) as at June 30, 2004, and the results of its operations and its cash flows for the year then ended and for the period from inception on June 2, 1999 to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.
TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

August 20, 2004

Cougar Holdings Inc.

(An Exploration Stage Company)

Balance Sheets

(Stated in US Dollars)

	June 30,
	2005	2004
	$	$
ASSETS
Current Assets
Cash and cash equivalents	100	10,422
Prepaid expenses - Note 3	75,892	—

	75,992	10,422
Equipment, net - Note 4	—	612

TOTAL ASSETS	75,992	11,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	8,000	4,000

	8,000	4,000
Related party payable - Note 7a	—	11,235

TOTAL LIABILITIES	8,000	15,235

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock: $0.001 par value - Note 8 60,000,000 shares authorized (2004: 200,000,000 shares) 2,850,000 shares outstanding (2004: 2,408,001 shares)	2,850	2,408
Additional paid-in capital	121,889	23,793
Accumulated deficit incurred during the exploration stage	(56,747)	(30,402)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	67,992	(4,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	75,992	11,034

See notes to financial statements

Cougar Holdings Inc.

(An Exploration Stage Company)

Statements of Operations

(Stated in US Dollars)

	For the period from June 2, 1999 (date of inception) to June 30, 2005	Year ended June 30,
		2005	2004
	$	$	$
Other income
Interest income	165	63	56
Gain on disposal of equipment	200	200	—
Gain on distribution of dividend-in-kind (mineral properties) to stockholders - Note 5	282	282	—
Waiver of related party payable	12,891	12,891	—

	13,538	13,436	56

Operating expenses
Mining property expenses	5,711	282	1,557
Depreciation	4,876	612	975
Consulting expenses	22,929	22,929	—
Other operating expenses	36,769	15,958	6,369

	70,285	39,781	8,901

Loss before income taxes	(56,747)	(26,345)	(8,845)

Income taxes - Note 6	—	—	—

Net loss	(56,747)	(26,345)	(8,845)

Net loss per share – basic and dilutive	(0.03)	(0.01)	(0.00)

Weighted average shares outstanding – basic and dilutive	1,713,409	2,758,995	2,262,839

See notes to financial statements

Cougar Holdings Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Stated in US Dollars)

	For the period from June 2, 1999 (date of inception) to June 30, 2005	Year ended June 30,
		2005	2004
	$	$	$
Cash flows from operating activities
Net loss	(56,747)	(26,345)	(8,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,876	612	975
Gain on disposal of equipment	(200)	(200)	—
Gain on distribution of mineral properties to stockholders	(282)	(282)	—
Waiver of related party payable	(12,891)	(12,891)	—
Non-cash consulting expenses	22,929	22,929	—
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	8,000	4,000	—

Net cash used in operating activities	(34,315)	(12,177)	(7,870)

Cash flows from investing activities
Purchase of equipment	(4,876)	—	—

Net cash used in investing activities	(4,876)	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	17,601	—	7,400
Repurchase of common stock	(1)	(1)	—
Advances from related party	21,871	2,036	1,732
Repayment to related party	(180)	(180)	—

Net cash provided by financing activities	39,291	1,855	9,132

Net increase (decrease) in cash and cash equivalents	100	(10,322)	1,262
Cash and cash equivalents - beginning of period	—	10,422	9,160

Cash and cash equivalents - end of period	100	100	10,422

Supplemental disclosures for cash flow information:

Non-cash activities-investing and financing:
Common stock issued in satisfaction of related party payable	8,600	—	—
Common stock issued for provision of consulting services	98,821	98,821	—
Sales proceeds of equipment settled via related party payable	200	200	—
Dividend declared by way of distribution of mineral properties	282	282	—

Cash paid for:
Interest paid	—	—	—
Income taxes paid	—	—	—

See notes to financial statements

Cougar Holdings Inc.

(An Exploration Stage Company)

Statements of changes in stockholders’ equity (deficiency)

For the period from June 2, 1999 (date of inception) to June 30, 2005

(Stated in US Dollars)

	Common stock		Additional paid-in capital	Accumulated deficit incurred during the exploration stage	Total
	No. of shares	Par value
		$	$	$	$
Inception on June 2, 1999
Common stock issued for cash	1	—	1	—	1
Net loss	—	—	—	(30,954)	(30,954)

Balance, June 30, 2000	1	—	1	(30,954)	(30,953)
Common stock issued in satisfaction of the related party payable	1,866,667	1,867	5,133	—	7,000
Net loss	—	—	—	(20,785)	(20,785)

Balance, June 30, 2001	1,866,668	1,867	5,134	(51,739)	(44,738)
Common stock issued for cash	340,000	340	9,860	—	10,200
Common stock issued in satisfaction of the related party payable	53,333	53	1,547	—	1,600
Net loss	—	—	—	(2,803)	(2,803)

Balance, June 30, 2002	2,260,001	2,260	16,541	(54,542)	(35,741)
Net income	—	—	—	32,985	32,985

Balance, June 30, 2003	2,260,001	2,260	16,541	(21,557)	(2,756)
Common stock issued for cash	148,000	148	7,252	—	7,400
Net loss	—	—	—	(8,845)	(8,845)

Balance, June 30, 2004	2,408,001	2,408	23,793	(30,402)	(4,201)
Common stock issued for provision of consulting services	1,189,750	1,190	97,631	—	98,821
Cancellation of common stock	(747,751)	(748)	747	—	(1)
Net loss	—	—	—	(26,345)	(26,345)
Dividend (Note 5)	—	—	(282)	—	(282)

Balance, June 30, 2005	2,850,000	2,850	121,889	(56,747)	67,992

See notes to financial statements

Cougar Holdings Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Stated in US Dollars)

1.	Corporate information and Continuance of Operations

Cougar Holdings Inc. (the “Company”) was incorporated in the State of Nevada on June 2, 1999. The Company was organized to explore properties in British Columbia, Canada, for gemstones and other commercial grade minerals.

The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

On June 9, 2005, an agreement for acquisition of 100% ownership in Wuhan Youji Industries Co., Limited (“Acquisition Agreement”), was entered into by and among the Company, Hudson Capital Corporation (“Hudson”), a stockholder of the Company, Wuhan Youji Industries Co., Limtied (“Wuhan Youji”), a People’s Republic of China corporation and the shareholders of Wuhan Youji (“Wuhan Shareholders”) whereby the Company would acquire 55,835,679 shares of common stock representing 100% of the issued and outstanding common stock of Wuhan Youji for 17,150,000 shares of voting common stock of the Company issued to the Wuhan Shareholders. The aforesaid transaction was completed on July 1, 2005 and thereafter Wuhan Youji became a wholly owned subsidiary of the Company and the Wuhan Shareholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction.

As part of the above acquisition, Hudson returned 747,751 shares of the Company’s voting common stock for cancellation for $1.

Following the reverse takeover, the Company ended its exploration stage and, through Wuhan Youji, is engaged in the manufacture and distribution of organic intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical use. Wuhan Youji had profitable operations over years and in good liquidity position as of June 30, 2005. Accordingly, the management does not expect there is a going concern issue for the 2005’s financial statements.

The 2004’s financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. As of June 30, 2004, the Company had $10,422 in cash, working capital of $6,422, a stockholders’ deficiency of $4,201 and accumulated net losses of $30,402 since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Its continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required, to develop commercially viable mining reserves, and ultimately to establish profitable operations.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through advances from related parties and issuance of its common stock. If the Company is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues. There are no assurances, however, with respect to the future success of these plans. Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

2.	Summary of significant accounting policies

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards (“SFAS”) 7, “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring gemstones properties in British Columbia, Canada. The Company prepared its financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

The Company does not accrue the estimated future costs of maintaining its mineral properties in good standing.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at June 30, 2005 and 2004, cash and cash equivalents consist of cash only

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Actual results in future periods could differ from those estimates.

Income Taxes

Income taxes are recognized in accordance with Statements of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings per Share”, requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income and loss statements, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. At June 30, 2005 and 2004, the Company had no outstanding stock options, warrants and other convertible securities; accordingly, only basic EPS is presented.

Regulatory Matters

The Company and its mineral property interests are subject to a variety of Canadian national and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

Exploration Costs

Exploration costs of mineral properties that do not add net realizable value to the properties are charged to operations as incurred.

Foreign Currency Translation

The Company holds interest in two mineral claims in British Columbia, Canada; accordingly, local currency is considered to be the functional currency. Accordingly, the Company translates the monetary assets and liabilities related to its Canadian operations at year-end exchange rates and all income and expenses are translated at average exchange rates prevailing during the period. Non-monetary assets and liabilities are translated at the rates prevailing at the dates the assets were acquired or liabilities incurred. Exchange gains and losses arising on translation are included in earnings.

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

Concentration of Risk

The Company maintains its cash accounts in a business checking account with a commercial bank which is insured by the Federal Deposit Insurance Corporation for up to $100,000. As at June 30, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities.

Start-up Expenses

The Company has adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-up Activities,” which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from inception on June 2, 1999 to June 30, 2005.

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

Stock-Based Compensation

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation.” Under SFAS 123, equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company accounts for stock issued to non-employees under the provisions of SFAS 123.

Comprehensive Income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of “other comprehensive income” for the years ended June 30, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award – usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005 (after December 15, 2005 for small business filers).

In May 2005, the FASB issued a SFAS 154, “Accounting Changes and Error Corrections” to replace APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” requiring retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The effect date for this statement is for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

The Company does not anticipate that the adoption of these two standards will have a material impact on these financial statements.

3.	Prepaid expenses

	2005	2004
	$	$
Prepaid consultancy fees - Note 9	98,821	—
ccumulated amortization	(22,929)	—

	5,892	—

4.	Equipment, net

	2005	2004
	$	$
Computer equipment	—	4,876
Accumulated depreciation	—	(4,264)

Net book value	—	612

During the year, the fully depreciated equipment was sold at a consideration of $200 resulting in a gain of the same amount.

5.	Mineral properties and distribution of mineral properties

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

As at June 30, 2004, the Company had a 100% interest in two mineral properties known as the WC1 and WC2 mineral claims, located in the Vernon Mining Division, Province of British Columbia, administered by the Mineral Titles Branch, Ministry of Energy and Mines of the Province of British Columbia, Canada. As of June 30, 2002, the Company had interests in three properties known as the WCT1, WC1 and WC2 mineral claims. Those claims were staked during the year ended June 30, 2002 and upon expiry of the claims, the WC1 and WC2 claims were re-staked during the year ended June 30, 2003 while the WCT1 claim was allowed to lapse. In connection with re-staking or establishing the claims, the Company incurred costs totaling $282 and $1,557 for the years ended June 30, 2005 and 2004, respectively, that are reflected in the Company’s operating expenses. None of the Company’s properties contain a known commercially viable deposit suitable for mining.

On May 1, 2005, the Company entered into a sales agreement with Western Gems Inc. (“Western Gems”) which was established by the Company for the purpose of distribution of dividend-in-kind in 2005. Pursuant to the agreement, Western Gems acquired 100% equity interest in the mineral claims, WC1 and WC2, from the Company and in consideration Western Gems issued 280,800 voting common shares of $0.001 each plus cash of $1 to the Company.

Shortly after the above transaction, the Company declared dividend-in-kind by way of distribution of the entire equity interest in Western Gems to the stockholders of the Company on the basis of 1 Western Gems share of voting common stock for each 10 shares of the Company’s voting common stock. The fair value of the dividend (representing the entire equity interest in Western Gems (or two mineral claims of WC1 and WC2)) was determined by reference to the current restake fee of $282 incurred by the Company. As WCI and WC2 mineral claims had no book carrying value, a gain of $282 was recognised for the distribution of mineral properties.

6.	Income taxes

A reconciliation of current income taxes at statutory rates is as follows:

	Year ended June 30,
	2005	2004
	$	$
Loss before income taxes	(26,345)	(8,845)

Expected benefit at statutory rates	(8,958)	(3,007)
Valuation allowances	8,958	3,007

	—	—

The temporary differences that give rise to future income tax assets are as follows:

	2005	2004
	$	$

Operating losses available for future periods	56,747	30,402
Valuation allowance	(56,747)	(30,402)

	—	—

At June 30, 2005, the Company has incurred operating losses of $56,747 which, if unutilized, will expire through to 2025. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

7.	Related party transactions

(a)	The Company’s operations have been financed mainly through advances from and issuance of common stock to Hudson, a company controlled by a president and director of the Company (the “President and Director”). The following table summarized the Company’s transactions with Hudson:

	For the period from June 2, 1999 (date of inception) to June 30, 2005	Year ended June 30,
		2005	2004
	$	$	$
Beginning balance	—	11,235	9,503

Advances	21,871	2,036	1,732
Repayments	(180)	(180)	—
Proceed of disposal of equipment	(200)	(200)	—
Conversion to common stock	(8,600)	—	—
Waiver of outstanding balance	(12,891)	(12,891)	—

Ending balance	—	—	11,235

Hudson has provided management and office services to the Company since its inception that have been accrued in the related party payable. For the year ended June 30, 2005, Hudson advanced $2,036 (2004 : $1,732) to the Company for the continuation of its operations and purchased equipment at a consideration of $200 (2004 : Nil) from the Company. Effective June 30, 2003, Hudson reversed all management fees totaling $48,000 charged to the Company since inception and applied the credit as a reversal of management fees. The balance in the related party payable consists of amounts paid by Hudson on the Company’s behalf to fund operating activities, or funds advanced to the Company by Hudson. These amounts were unsecured and interest-free. Hudson had agreed to waive the outstanding balance during the year.

(b)	On October 20, 2004, the Company entered into a consultancy agreement with the President and Director for rendering business planning and development and financial reporting services to the Company for a period of one year. The Company issued 400,000 shares of common stock at $0.02 per share of common stock as a consideration for these services (Note 8).

8.	Capital stock

Authorized

On April 29, 2005, the directors of the Company resolved that the number of shares of common stock the Company was authorized to issue was reduced from 200,000,000 shares of common stock of par value of $0.001 per share to 60,000,000 shares of common stock of par value of $0.001 per share.

At the date of inception, the Company was authorized to issue 200,000,000 common shares with a par value of $0.001. On May 3, 2004, the Company effected a two-for-three reverse stock split of the outstanding shares of common stock as discussed below. The two-for-three reverse stock split did not change the number of authorized shares and the par value of the common stock remained unchanged at $0.001 par value per share.

Reverse Stock Split

On May 3, 2004, the Company effected a two-for-three reverse stock split of the outstanding shares of common stock. After the reverse stock split, the outstanding common stock was 2,260,001 shares. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole number. All shares and per share amounts in the financial statements have been adjusted to give effect to the stock split. No voting or other rights were affected by the reverse stock split. The statements of changes in stockholders’ deficiency have been restated up to its inception date on June 2, 1999 to reflect the reverse stock split.

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

Common Stock Issued in Satisfaction of the Related Party Payable

During the year ended June 30, 2005, 2004 and 2003, the Company did not issue any additional common stock in satisfaction of related party payable.

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

Common Stock Issued for Provision of Consulting Services

During the year ended June 30, 2005, the Company issued 400,000 shares to the President and the Director (note 7(b)) and 789,750 shares to other three independent consultants for the consulting services to be rendered, under the 2004 and 2005 Stock Incentive Plans respectively. More details are set out in Note 9.

9.	Stock incentive plans

Pursuant to the 2004 and 2005 Stock Incentive Plans of the Company adopted on October 18, 2004 and April 29, 2005 respectively, the Company may issue, or grant options to acquire the Company’s common stock from time to time to the key employees, consultants, and non-employee directors of the Company. A total of 400,000 shares and 800,000 shares of the Company’s common stock may be issued under the 2004 and 2005 Stock Incentive Plans respectively. The 2004 and 2005 Stock Incentive Plans shall be amended, suspended, or terminated by the directors.

During the year ended June 30, 2005, 400,000 and 789,750 shares of the Company’s common stock were issued to the President and Director, and other three independent consultants, at issue prices of $0.02 and $0.115 respectively for their services to be rendered to the Company. The prices of the issuance of common stock were determined by reference to the closing market prices at the dates of the relevant agreements (Note 3).

10.	Segmented information

The Company operates in Canada in one business segment, being the exploration of mineral properties.

11.	Post balance sheet event

On July 1, 2005, the Acquisition Agreement was completed.

12.	Comparative figures

There are certain charges of presentation format in these financial statements.