Form 10KSB/A
period 2005-06-30
COUGAR HOLDINGS INC
filed 2005-10-27
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A-1

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-50096

(Commission File No.)

COUGAR HOLDINGS INC.

(Name of Small Business Issuer in Its Charter)

Nevada	30-0135720
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

EXPLANATORY NOTE:

This Annual Report on Form 10-KSB/A-1 has been filed by the issuer to amend the Annual Report on Form 10-KSB filed by the issuer on October 13, 2005 to include the information required to be disclosed by Items 9-14 of Part III of Form 10-KSB.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 2. DESCRIPTION OF PROPERTY

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

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

Yuankun Gao, Chairman of the Board and President. Mr. Gao has been the President of Cougar Holdings since August 2005 and a director since June 2005. He was appointed Chairman of the board in August 2005. Mr. Gao has been the Chairman of the Board of Directors and the President of Linuo Group Co. Limited, a companies group engaged in multi-business operations in China since 1992. He is also the owner of Wuhan Linuo Investment Co. Limited which is a major shareholder of Wuhan Youji Industries Co. Limited. Mr. Gao began his career in 1981 as a marketing manager at Shandong Yinan Industries Supply and Marketing Corporation after obtaining his master degree from business school of Shandong University. From 1986 to 1992 he worked as the managing director of Shandong Lunan Medical Glass General Corporation. From 1992 to 1994 he worked as the deputy chief of Shandong Institute of Medical Machinery Research. Mr. Gao is also the Chairman of Shandong Jinan Association of Industrial and Commercial Enterprises, Vice Chairman of Jinan Committee of Political Consultative Conference, and the Chairman of Shandong Union of Private Enterprises.

Hongdun Zhou, Chief Executive Officer and Director. Mr. Zhou has been our Chief Executive Officer of Cougar Holdings since August 2005 and a director since June 2005. He was appointed Vice-Chairman of the board in August 2005. Mr. Zhou has been the President and Managing Director of Wuhan Youji Industries Co. Limited (“Wuhan Youji”) since 1994, a director Wuhan Youji’s majority-owned subsidiary, Wuhan Youji Import & Export Co., since September 2001, and a director of the Registrant since July 2005. Mr. Zhou began his career in 1968 as a technical staff member at Wuhan Youji Hecheng Chemical Plant (presently known as Wuhan Youji Industries Co. Limited) after graduating from college. Subsequently, he has held the positions of Deputy Manager and Director at Wuhan Youji Hecheng Chemical Plant. Mr. Zhou has been recognized as a Most Outstanding Entrepreneur in Hubei Province four times. He is also a representative of People’s Congress of both the Qiaokou District of Wuhan and the City of Wuhan.

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

Audit Committee Financial Expert

Currently, our entire board acts as our audit committee. Our board presently does not include any member who qualifies as an “audit committee financial expert” as defined in Item 401(e)(2)(i)(A) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and holders of more than 10% of our common stock to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish us with copies of all such reports. Based solely on our review of copies of such reports furnished to us or on the written, we believe that during the fiscal year ended June 30, 2005, the following persons filed the following reports late or failed to file:

Name and Title	Form	Transaction
Terry G. Cook	Three Form 4s	Filed late
Cam Dagleish	One Form 4	Failed to file

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal years ended June 30, 2005, 2004 and 2003 by Cougar Holdings, Inc.’s president. During fiscal years ended 2005, 2004 and 2003, no director, officer or employee received or accrued any compensation in cash or otherwise of $100,000 or more.

Summary Compensation Table – Cougar Holdings

							Long Term Compensation
	Annual Compensation						Awards		Payouts
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Terry G. Cook	2005	0	$8,000	(2)	0		0	0	0	0
President(1)	2004	0	0		0		0	0	0	0
	2003	0	0		$(48,000	)(3)	0	0	0	0

(1)	Mr. Cook resigned as President and a director on July 1, 2005.
(2)	In October 2004, Mr. Cook received 400,000 shares of common stock for consulting services valued at $8,000.
(3)	Hudson Capital Corporation had accrued compensation of $48,000 from Cougar Holdings for management and administrative services since Cougar’s inception on June 2, 1999 until June 30, 2001. On June 30, 2003 Hudson reversed all charges for management and administrative services for the above period. Mr. Terry G. Cook is the President and controlling shareholder of Hudson Capital Corporation. The accrued management and administrative fees were never paid to Hudson and were outstanding until they were reversed on June 30, 2003 by Hudson Capital Corporation.

The following table shows compensation earned during fiscal years ended December 31, 2004, 2003 and 2002 by Wuhan Youji’s chief executive officer and four highest paid officers. None of our officers made at least $100,000 during the past fiscal year.

Summary Compensation Table – Wuhan Youji

						Long Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Yuankun Gao	2004	0	0	0		0	0	0	0
President	2003	0	0	0		0	0	0	0
	2002	0	0	0		0	0	0	0
Hongdun Zhou	2004	$15,350	0	$1,812	(1)	0	0	0	0
Chief Executive Officer	2003	$15,550	0	$3,623	(1)	0	0	0	0
	2002	$10,900	0	$2,899	(1)	0	0	0	0
Huajun Yu	2004	0	0	0		0	0	0	0
Chief Financial Officer	2003	0	0	0		0	0	0	0
	2002	0	0	0		0	0	0	0
Limin Chen	2004	$10,750	0	$755	(1)	0	0	0	0
Chief Operating Officer	2003	$10,880	0	$1,510	(1)	0	0	0	0
	2002	$7,630	0	$1,208	(1)	0	0	0	0

(1)	Represents dividends paid by Wuhan Youji Import & Export Co.

Compensation Arrangements

We do not have employment agreements with any of the persons named in the Summary Compensation Tables.

Stock Incentive Plans

In April, 2005, the Board of Directors of Cougar Holdings Inc. unanimously adopted the Cougar Holdings Inc. 2005 Stock Incentive Plan. The aggregate number of shares of common stock that may be issued under this plan is 800,000. In May 2005, Cougar Holdings issued to three consultants an aggregate of 789,750 shares of common stock reserved under the plan. There are 10,250 remaining shares of common stock reserved for issuance under the plan. We will not issue any additional shares under this plan.

In October, 2004, Cougar Holdings Inc. approved the Cougar Holdings Inc. 2004 Stock Incentive Plan. The aggregate number of shares of common stock that may be issued under this plan is 400,000. In October 2004, Cougar Holdings issued to its president and a director, Terry Cook, 400,000 shares of common stock reserved under the plan. As a result, there are no remaining shares of common stock reserved for issuance under the plan.

Defined Contribution Plan

We have a defined contribution plan for all qualified employees in the PRC. We and our employees are each required to make contributions to the plan at the rates specified in the plan. Our only obligation with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. We contributed $332,582, $293,279 and $381,249 for the years ended December 31, 2004, 2003 and 2002 respectively.

Stock Option Grants

Cougar Holdings did not grant any stock options during the fiscal year ended June 30, 2005.

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

Cougar Holdings did not have any outstanding stock options or SARs during the fiscal year ended June 30, 2005.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans for officers, directors, employees and consultants as of June 30, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	None	N/A	None

Equity compensation plans not approved by security holders	None	N/A	None

Total

Compensation of Directors

Currently, all of our directors are also employees. Employee directors will not receive compensation for their service as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding each person known by us to be the beneficial owner of more than 5% of our common stock, excluding persons who are our executive officers, directors or director nominees, as of September 29, 2005.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OUTSTANDING
Wuhan Youji Employee Trust (1) 10 Gongnong Rd. Qiaokou District Wuhan 430035, PRC	5,867,546	29.3%

Wuhan Linuo Investment Co. Limited (2) 10 Gongnong Rd. Qiaokou District Wuhan 430035, PRC	5,840,023	29.2%

Terry G. Cook (3) 10655 NE 4th Street, Suite 400 Bellevue, WA 98004	1,430,333	7.15%

(1)	In accordance with Article 10 of the Management Regulations for the Employee Trust of Wuhan Youji Industries Co., Ltd., Mr. Huang Saodi, the Chairman of the Council of the Employee Trust, has the power to vote and to dispose of the Cougar Holdings shares held by the Trust.
(2)	Our Chairman and President, Yuankun Gao, controls these shares through his control of Wuhan Linuo Investment Co. Limited.
(3)	Terry G. Cook owns 385,000 shares directly and owns 1,045,333 indirectly through his control of Hudson Capital Corporation.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of our common stock as of September 29, 2005. The information in this table provides the ownership information for

•	each of our directors and director nominees,

•	each of our executive officers, and

•	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is Cougar Holdings, Inc., c/o Wuhan Youji Industries Company, Ltd., 10 Gongnong Rd, Qiaokou District, Wuhan 430035, PRC.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OUTSTANDING
Yuankun Gao President and Chairman of the Board	5,840,023	(1)	29.2%
Hongdun Zhou Chief Executive Officer and Director	716,743		3.6%
Huajun Yu Chief Financial Officer and Director	0		0%
Limin Chen Chief Operating Officer and Director	71,674		<1%
All Executive Officers and Directors as a Group (4 persons)	6,628,440	(1)	33.1%

(1)	Includes 5,840,023 shares of common stock owned by Wuhan Linuo Investment Co. Limited, which is controlled by Mr. Gao.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cougar Holdings, Inc — Prior to Acquisition of Wuhan Youji on July 1, 2005

Hudson Capital Corporation, a company controlled by Cougar’s President, Terry G. Cook, has since the company’s inception advanced funds for the company’s administrative and operating expenses. Prior to the acquisition of Wuhan Youji, Hudson Capital Corporation owned approximately 94% of the outstanding common stock of Cougar Holdings Inc. On July 1, 2005, Mr Cook resigned as a director and all of his officer positions with Cougar Holdings.

Financing Transactions

Hudson Capital has provided management and office services to Cougar Holdings since its inception. During the year ended June 30, 2005, Hudson Capital advanced $2,036 to Cougar Holdings for the continuation of the company’s operations. Hudson Capital also purchased from the company equipment for $200. During the year ended June 30, 2004, Hudson Capital advanced $1,732 to the company for its operations. Hudson Capital waived the outstanding balance during the year.

Equity Transactions

On October 20, 2004, Cougar Holdings Inc. issued to Terry Cook 400,000 shares of common stock under the Cougar Holdings Inc. 2004 Stock Incentive Plan for consulting services.

As part of the acquisition of Wuhan Youji, Hudson Capital surrendered 747,751 shares of Cougar Holdings’ common stock to Cougar Holdings without any additional consideration.

In May 2005, Cougar Holdings declared a distribution dividend of all of its shares of common stock of Western Gems Inc., a wholly owned subsidiary company owning the WC1 and WC2 mineral claims previously owned by Cougar Holdings, to the holders of record of Cougar Holding’s common stock, as of the close of business on May 2, 2005, on the basis of one Western Gems Inc. voting common share for each ten shares of Cougar Holding’s common stock. As the largest stockholder of Cougar, Hudson Capital and Mr. Cook received approximately 94% of the stock of Western Gems.

Wuhan Youji

Wuhan Youji Import & Export Co.

We own 51% of Wuhan Youji Import & Export Co. The remaining 49% is owned by various persons, including two of our executive officers and directors. Hongdun Zhou, our Chief Executive Officer and a director, the second largest shareholder of Import & Export, owns 4%. Limin Chen, our Chief Operating Officer and a director, owns 1.6%. Other than a proportionate interest in dividends, none of our executive officers or directors is compensated by Wuhan Youji Import & Export Co.

Operations

Our Chief Operating Officer and a director, Mr. Limin Chen is also an Executive Director of Hubei Zaoyang Jinma Chemical Inc. Jinma mainly manufactures cyanides and other highly poisonous products. Since 2002, Jinma has been manufacturing such products for Wuhan Youji at market prices. The amount of such products sold has not exceeded $1.8 million for any year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.	Description
2.1	Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co. Limited dated June 9, 2005 (1)

2.2	Stock Reforming and Stock Reorganization Program of Wuhan Youji Industries Co., Ltd. dated August 4, 2003 (5)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Specimen Common Stock Certificate (3)

9.1	Employee Joint Stock Fund Management Regulation *

10.1	Cougar Holdings Inc. 2005 Stock Incentive Plan (4)

10.2	Contract for Short Term Loan from Industrial and Commercial Bank of China Qiao Kou Sub-Branch dated June 21, 2005 (5)

10.3	Loan Contract from Xunlimen Branch of China Merchants Bank Co., Ltd. dated August 9, 2005 (5)

21.1	List of Subsidiaries (5)

31.1	Section 302 Certification — Chief Executive Officer*

31.2	Section 302 Certification — Chief Financial Officer*

32.1	Section 906 Certification — Chief Executive Officer*

32.2	Section 906 Certification — Chief Financial Officer*

(1)	Incorporated by reference to the Form 8-K/A-1 filed on September 8, 2005.

(2)	Incorporated by reference to the Form 8-K filed on May 2, 2005.
(3)	Incorporated by reference to the Form 10-SB filed on March 7, 2003.
(4)	Incorporated by reference to the Form 8-K filed on April 29, 2005.
(5)	Incorporated by reference to the Form 10-KSB filed on October 13, 2005.
*	Filed herewith.

Reports on Form 8-K

The information required by this item was previously filed on our Annual Report on Form 10-KSB on October 13, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Cougar Holdings Inc. paid the following fees to its independent auditor during the year ended June 30, 2005 and 2004.

Year Ending	Audit Fees(1)	Audit- Related Fees	Tax Fees	All Other Fees
June 30, 2005	$5,000	$0	$0	$0
June 30, 2004	$4,000	$0	$0	$0

Pre-approval Policy and Procedures

Our Board of Directors has not yet adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Cougar Holdings Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUGAR HOLDINGS INC.

By	/s/ YUANKUN GAO
Yuankun Gao President

Date: October 27, 2005

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ YUANKUN GAO Yuankun Gao	President and Chairman of the Board	October 27, 2005

/s/ HONGDUN ZHOU Hongdun Zhou	Chief Executive Officer and Director (principal executive officer)	October 27, 2005

/s/ HUAJUN YU Huajun Yu	Chief Financial Officer and Director (principal financial and accounting officer)	October 27, 2005

/s/ LIMIN CHEN Limin Chen	Chief Operating Officer and Director	October 27, 2005