Form 10-Q
period 2005-09-30
COUGAR HOLDINGS INC
filed 2005-11-14
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-50096

(Commission File No.)

COUGAR HOLDINGS INC.

(Name of Registrant in Its Charter)

Nevada	30-0135720
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10 Gongnong Rd

Qiaokou District

Wuhan 430035, PRC

(Address of principal executive offices)

Issuer’s Telephone Number, including area code: (027) 8386-6860

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2005, there were 20,000,000 shares of registrant’s common stock outstanding.

Forward Looking Statements

This quarterly report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Business — Risk Factors” in our most recent annual report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this quarterly report. All forward-looking statements contained in this quarterly report are qualified by reference to this cautionary statement.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUGAR HOLDINGS INC.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(Stated in US Dollars)

COUGAR HOLDINGS INC.

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

COUGAR HOLDINGS INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005

(Unaudited)

(Stated in US Dollars)

	September 30, 2005	December 31, 2004
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	4,973,166	6,102,291
Restricted cash	—	603,400
Marketable equity securities	14,455	14,091
Trade receivables (net of allowance for doubtful accounts of $2,546,360 in 2005 and $2,482,190 in 2004)	10,003,732	9,076,853
Due from related parties	3,887	104,255
Other receivables (net of allowance for doubtful accounts of $1,355,144 in 2005 and $1,321,221 in 2004)	1,796,123	1,238,045
Inventories – Note 5	9,176,907	8,787,994
Prepaid expenses and deposits	2,960,278	2,198,044

Total current assets	28,928,548	28,124,973
Investment in equity securities – at cost	297,120	289,632
Property, plant and equipment, net – Note 6	12,174,720	11,564,280
Deposits for acquisition of land use right	566,212	491,684
Deferred taxes	1,318,536	1,285,306

TOTAL ASSETS	43,285,136	41,755,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	4,362,506	5,975,996
Other payables and accrued liabilities	4,208,669	4,181,971
Secured short-term bank loans	—	543,060
Unsecured short-term bank loans	6,190,000	6,034,000
Dividend payable	2,521,812	2,458,258
Income tax payable	299,622	363,074

TOTAL LIABILITIES	17,582,609	19,556,359

MINORITY INTERESTS	1,390,935	1,113,803

STOCKHOLDERS’ EQUITY
Common stock – Note 7	20,000	6,492,945
Treasury stock, 442,600 shares - at cost	—	(244,689)
Additional paid-in-capital	7,414,550	1,118,302
Statutory and other reserves	3,463,075	3,463,075
Other comprehensive income	799,706	203,108
Retained profits	12,614,261	10,052,972

Total stockholders’ equity	24,311,592	21,085,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	43,285,136	41,755,875

See the accompanying notes to the interim consolidated financial statements

COUGAR HOLDINGS INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total net sales	19,572,057	12,496,781	63,863,797	41,849,249
Cost of sales	(16,916,219)	(10,237,407)	(54,592,049)	(34,677,593)

Gross profit	2,655,838	2,259,374	9,271,748	7,171,656
Depreciation	(36,693)	(48,482)	(133,051)	(131,467)
Administrative expenses	(1,304,214)	(847,904)	(2,929,673)	(2,217,027)
Research and development costs	(36,315)	(34,731)	(159,565)	(124,709)
Other operating expenses	(37,606)	(34,318)	(140,760)	(89,373)
Selling and distributing costs	(697,202)	(722,199)	(1,853,873)	(2,290,366)

Operating income	543,808	571,740	4,054,826	2,318,714
Other income	416,093	24,753	585,237	73,163
Finance costs	(160,845)	(112,879)	(362,902)	(318,669)

Income before taxes	799,056	483,614	4,277,161	2,073,208
Current taxes – Note 8	(448,365)	(183,678)	(1,449,386)	(838,891)

Income after taxes	350,691	299,936	2,827,775	1,234,317
Minority interests	(75,758)	(58,807)	(266,486)	(147,310)

Net income	274,933	241,129	2,561,289	1,087,007

Basic and diluted income per share	0.01	0.01	0.14	0.06

Weighted average shares outstanding - basic and diluted (Note)	20,000,000	17,150,000	18,110,440	17,150,000

Note:	The number for the three and nine months ended September 30, 2004 represents the number of shares issued by the Company for the share exchange (Note 2 (ii)).

See the accompanying notes to the interim consolidated financial statements

COUGAR HOLDINGS INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

(Stated in US Dollars)

	2005	2004
Cash flows from operating activities
Net income	2,561,289	1,087,007
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	974,676	758,552
Minority interests	266,486	147,310
Changes in operating assets and liabilities:
Trade receivables	(680,700)	(482,817)
Other receivables	(516,915)	(668,580)
Inventories	(158,969)	(109,759)
Prepaid expenses and deposits	(612,312)	(174,618)
Trade payables	(1,737,999)	(1,736,883)
Other payables and accrued liabilities	(87,816)	(176,426)
Income tax payable	(71,604)	(177,050)

Net cash flows used in operating activities	(63,864)	(1,533,264)

Cash flows from investing activities
Additions to property, plant and equipment	(1,280,856)	(2,357,266)
Decrease in restricted cash	608,500	—
Cash acquired on the acquisition of a subsidiary	100	—
Decrease in due from related parties	101,923	28,221
Increase in deposit for acquisition of land use right	(60,850)	(492,906)

Net cash flows used in investing activities	(631,183)	(2,821,951)

Cash flows from financing activities
Dividend paid	(22,363)	(44,467)
Repayment of bank loans	(547,650)	(81,070)

Net cash flows used in financing activities	(570,013)	(125,537)

Effect of foreign currency translation on cash and cash equivalents	135,935	27,361

Net decrease in cash and cash equivalents	(1,129,125)	(4,453,391)
Cash and cash equivalents, beginning of period	6,102,291	10,318,640

Cash and cash equivalents, end of period	4,973,166	5,865,249

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	274,767	546,918
Income taxes	1,423,570	1,728,153

See the accompanying notes to the interim consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in US Dollars)

1.	CHANGE OF FINANCIAL YEAR END DATE

On July 1, 2005, the Board of Directors of Cougar Holdings Inc. (the “Company” or “Cougar”) approved a change of fiscal year end date from June 30 to December 31, with all the required filings submitted to the United States Securities and Exchange Commission.

2.	BASIS OF PRESENTATION

(i)	The accompanying consolidated financial statements of the Company and its subsidiaries (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary to a fair statement of the results for the three- and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(ii)	On June 9, 2005, Cougar entered into an agreement to acquire all the issued and outstanding capital stock of Wuhan Youji Industries Co., Limited (“Wuhan Youji”). Pursuant to the terms of the agreement, Cougar will issue a total of 17,150,000 shares of its common stock in exchange for all of the capital stock of Wuhan Youji.

On July 1, 2005, the share exchange transaction was completed and it constituted a reverse takeover transaction. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. It means that the consolidated financial statements are issued under the name of the legal parent, Cougar, but a continuation of the consolidated financial statements of Wuhan Youji. The comparative figures are those of Wuhan Youji.

3.	DESCRIPTION OF BUSINESS

Following the reverse takeover transaction as detailed in note 2(ii), the Company commenced to be engaging in the manufacture and distribution of organic chemical products for both local and export sales. The Group’s products are intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical use. The suppliers of the Group are mainly situated in the People’s Republic of China (“the PRC”) whilst the customers are located in both the PRC and overseas such as the United States of America and Europe.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Accounts receivable

The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a weighted average basis.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives at the following annual rates :

Plant and buildings	2 – 7%
Machinery	5 – 10%
Furniture, fixtures and equipment	5 – 10%
Motor vehicles	16%

Construction in progress represents buildings and machinery under construction, which is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

Revenue recognition

Revenues are recognized upon shipment of product, at which time title of goods has been transferred to the buyer.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements

Statement No. 154

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

In addition, this Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

The Company does not expect the application of Statement No. 154 to have a material impact on the financial statements.

5.	INVENTORIES

	September 30, 2005	December 31, 2004
		(Audited)
Raw materials	1,955,887	1,873,768
Work-in-progress	958,000	1,012,242
Finished goods	6,263,020	5,901,984

	9,176,907	8,787,994

6.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2005	December 31, 2004
		(Audited)
Plant and buildings	7,258,746	7,011,097
Machinery	11,769,113	11,112,294
Furniture, fixtures and equipment	17,054	14,935
Motor vehicles	401,153	365,752

	19,446,066	18,504,078
Accumulated depreciation	(9,195,044)	(7,996,804)

	10,251,022	10,507,274
Construction in progress	1,923,698	1,057,006

	12,174,720	11,564,280

7.	COMMON STOCK

	No. of shares	Amount
Authorized :-
Common stock at $0.001 par value	60,000,000	$60,000

Issued and outstanding :-
At July 1, 2005	2,850,000	2,850
Shares issued for acquisition of Wuhan Youji (Note 2(ii))	17,150,000	17,150

At September 30, 2005	20,000,000	20,000

8.	INCOME TAXES

Current income taxes is calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

9.	SEGMENT INFORMATION

The nature of the products, their production processes, the type of their customers and their distribution methods are substantially similar, they are considered as a single reportable segment under FAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

The Group’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Nine months ended September 30,
	2005	2004
United Kingdom	202,022	200,860
Europe	6,347,872	4,007,520
Japan	3,626,660	2,905,210
Asia Pacific	5,744,240	4,007,520
Korea	3,425,855	2,404,270
Taiwan	2,317,168	1,603,250
PRC	38,873,919	25,448,909
United States & Canada	3,326,061	1,271,710

Total	63,863,797	41,849,249

10.	PENSION PLANS

As stipulated by the PRC government regulations, the Group’s subsidiaries operating in the PRC is required to contribute to the PRC insurance companies organized by the PRC Government which are responsible for the payments of pension benefits to retired staff. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The Group has no obligation for the payment of pension benefits beyond the annual contributions described above. The assets of the schemes are controlled by trustees and held separately from those of the Group.

11.	CONTINGENCIES

The Group’s operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Group must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

The Group has not incurred any significant expenditure for environmental remediation, is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations. Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position or operating results of the Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally engaged in the manufacture and distribution of organic chemical products for both domestic and export sales. We manufacture and distribute approximately 100 products in seven series. Our products are intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical use. Our products are sold in more than twenty PRC provinces and cities and more than twenty countries and regions such as United States, Japan, Europe, Latin America, Southeast Asia and Hong Kong.

The principal main raw materials in manufacturing our products are petroleum and petrochemicals. Because the price of international crude oil has increased significantly, the price of petrochemical products has increased accordingly. With this increase in the price of petrochemical products and energy, cutthroat competition has taken place in the domestic and international market. We have continued to expand our market share and increase revenues. Our gross profit as a percent of sales has declined, however, as a result of the increase in the cost of materials and energy.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands and U.S. dollars):

	Nine Months Ended September 30, 2005 (unaudited)		Nine Months Ended September 30, 2004 (unaudited)		Three Months Ended September 30, 2005 (unaudited)		Three Months Ended September 30, 2004 (unaudited)
Net sales	63,864	100.0%	41,849	100.0%	19,572	100.0%	12,497	100.0%
Cost of goods sold	-54,592	-85.5%	-34,678	-82.9%	-16,916	-86.4%	-10,237	-81.9%
Gross profit	9,272	14.5%	7,172	17.1%	2,656	13.6%	2,260	18.1%
Administrative expenses	-2,930	-4.6%	-2,217	-5.4%	-1,304	-6.7%	-848	-6.9%
Selling and distribution expenses	-1,854	-2.9%	-2,291	-5.5%	-697	-3.6%	-722	-5.8%
Other expenses	-433	-0.7%	-318	-0.8%	-111	-0.6%	-108	-0.9%
Operating income	4,055	6.3%	2,319	5.5%	544	2.8%	572	4.6%
Interest expense	-363	-0.6%	-319	-0.8%	-161	-0.8%	-113	-0.9%
Other income, net	585	0.9%	73	0.2%	416	2.1%	25	0.2%
Income before taxes	4,277	6.7%	2,073	5.0%	799	4.1%	484	3.9%
Tax expense	-1,449	-2.3%	-839	-2.0%	-448	-2.3%	-184	-1.5%
Minority interest	-266	-0.4%	-147	-0.4%	-76	-0.4%	-59	-0.5%
Net income	2,562	4.0%	1,087	2.6%	275	1.4%	241	1.9%

Net sales. Net sales increased by $22.0 million or 53% to $63.8 million for the nine months ended September 30, 2005 from $41.8 million for the nine months ended September 30, 2004. Our net sales for the three months ended September 30, 2005 were $19.6 million compared to $12.5 million for the three months ended September 30, 2004, an increase of $7.1 million or 57%. This increase in net sales was mainly attributable to the increase in demand for our toluene chlorination series and acrolein series products as well as price increases of our products.

Cost of sales and gross profit. Cost of sales increased from $34.7 million for the nine months ended September 30, 2004 to $54.6 million for the nine months ended September 30, 2005. Our cost of sales increased as a percent of net sales from 82.9% for the nine months ended September 30, 2004 to 85.5% for the nine months ended September 30, 2005. Gross profit increased to $9.3 million for the nine months ended September 30, 2005 from $7.2 million for the nine months ended September 30, 2004. However, gross profit decreased as a percent of net sales from 17.1% for the nine months ended September 30, 2004 to 14.5% for the nine months ended September 30, 2005.

Cost of sales increased from $10.2 million, or 81.9% of net sales, for the three months ended September 30, 2004 to $16.9 million, or 86.4% of net sales, for the three months ended September 30, 2005. Gross profit increased to $2.6 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004. Our gross profit decreased as a percent of net sales from 18.1% for the three months ended September 30, 2004 to 13.6% for the three months ended September 30, 2005.

This increase in cost of sales and decline in gross profit was primarily attributable to the rising price of raw materials, packaging and transportation. We believe that by expanding our sales market we can better utilize by-products, or waste, from our toluene chlorination series and acrolein series products generating higher gross margin products. During the first nine months of 2005, we generated approximately $3.3 million of sales and $1 million of gross profit from by-products mainly from our toluene chlorination series and acrolein series products.

Administrative expenses. Our administrative expenses, as a percent of net sales, dropped from 5.4% and 6.9% for the nine and three months ended September 30, 2005, respectively, to 4.6% and 6.7% for the nine and three months ended September 30, 2004, respectively. The increase of our administrative expenses for the third quarter was principally due to our costs associated with our reverse merger.

Selling and distribution expenses. Our selling and distribution expenses, as a percent of net sales, dropped from 5.5% and 5.8% for the nine and three months ended September 30, 2005, respectively, to 2.9% and 3.6% for the nine and three months ended September 30, 2004, respectively.

Operating Income and Net Income. Our operating income increased from $2.3 million, or 5.5% of net sales, for the nine months ended September 30, 2004 to $4.1 million, or 6.3% of net sales, for the nine months ended September 30, 2005. Our operating income, however, slightly decreased from $0.57 million, or 4.6% of net sales, for the three months ended September 30, 2004 to $0.54 million, or 2.8% of net sales, for the three months ended September 30, 2005.

Net income for the nine and three months ended September 30, 2005 was $2.6 million, or 4.0% of net sales, and $0.28 million, or 1.4% of net sales, respectively. Net income for the nine and three months ended September 30, 2004 was $1.1 million, or 2.6% of net sales, and $0.24 million, or 1.9% of net sales, respectively.

The decline in our income from continuing operations resulting from the rising price of crude oil has been for the most part offset by the expansion of our market share and the increase in the price of our products.

Material Changes in Financial Condition

Our primary source of cash flow is from our operations and bank loans. Our cash position decreased to $4.9 million as of September 30, 2005 from $6.1 million as of December 31, 2004.

Net cash used in operating activities was $0.06 million for the nine months ended September 30, 2005 compared to net cash used in operating activities of $1.5 million for the nine months ended September 30, 2004. This increase in net cash flow reflects the substantial additional cash generated from sales, notwithstanding the higher increases in materials as a result of higher crude oil prices.

Cash inflow was also impacted by a significant use of funds in reduction of trade payables reflecting ongoing growth in the volume of raw materials. Accounts payables decreased to $4.4 million as of September 30, 2005 from $6.0 million as of December 31, 2004.

We continued our capital expansion in additional plants and equipment, which included a cash outlay of $1.3 million during the first nine months of 2005. We anticipate our capital expenditure for 2005 to be approximately $2.5 million. The capital for these expenditures is expected to be financed by our operating income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable under Instruction 1 of Regulation S-K Item 305(c).

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

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

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Cougar Holdings Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUGAR HOLDINGS INC.

By	/s/ YUANKUN GAO
Yuankun Gao President (principal executive officer)

By	/s/ HUAJUN YU
Huajun Yu Chief Financial Officer (principal financial and accounting officer)