Form 10-K
period 2005-12-31
COUGAR HOLDINGS INC
filed 2006-03-30
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-50096

(Commission File No.)

COUGAR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0135720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Gongnong Rd

Qiaokou District

Wuhan 430035, PRC

(Address of principal executive offices)

Registrant’s telephone number, including area code: (027) 8386-6860

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates, based on the average bid and asked prices reported on December 30, 2005 was $18,743,835. Shares of common stock held by each executive officer and director and by each person believed by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 15, 2006, there were 20,000,000 shares of registrant’s common stock outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report.

Introductory Comment

On July 1, 2005, the registrant, Cougar Holdings Inc., a Nevada corporation, completed and closed an Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co., Limited, by and among Cougar Holdings Inc., Hudson Capital Corporation, an Alberta, Canada corporation, Wuhan Youji Industries Co., Limited, a People’s Republic of China corporation and the Shareholders of Wuhan Youji whereby Cougar acquired 55,835,679 shares of common stock representing 100% of the issued and outstanding capital stock of Wuhan Youji for 17,150,000 shares of voting common stock of Cougar issued to the shareholders of Wuhan Youji. Upon the closing of this acquisition, Wuhan Youji became a wholly-owned subsidiary of Cougar and the stockholders of Wuhan Youji became the majority shareholders of Cougar.

In this annual report on Form 10-K, unless the context states otherwise, references to “we,” “us,” “our company,” “our” and “Wuhan” are to the registrant, Cougar Holdings, Inc., and its wholly-owned subsidiary, Wuhan Youji, after giving effect to the July 1, 2005 acquisition. References to “China” or the “PRC” are to the People’s Republic of China. References to “RMB” are to Renminbi and references to “U.S. dollars,” “US$” or “$” are to United States dollars.

Forward Looking Statements

This annual report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

Additional Information

We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission, we file reports, proxy statements and other information. The public may read and copy such material at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call (800) SEC-0330.

You may find us on the Web at www.chinaorganic.com. We do not intend to incorporate by reference any information contained on our website into this Form 10-K, and you should not consider information contained on our website as part of this Form 10-K.

PART I

ITEM 1. BUSINESS

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

The registrant, Cougar Holdings Inc., was incorporated in the State of Nevada on June 2, 1999. On July 1, 2005, Cougar completed and closed the acquisition of all of the capital stock in Wuhan. As part of the acquisition, Cougar acquired 55,835,679 shares of common stock representing all of the issued and outstanding capital stock of Wuhan for 17,150,000 shares of common stock of Cougar issued to the shareholders of Wuhan. Upon the closing of this acquisition, Wuhan Youji became a wholly-owned subsidiary of Cougar and the stockholders of Wuhan Youji became the majority shareholders of Cougar.

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

We are located in the west of Wuhan City, commonly known as the “thoroughfare to nine provinces.” According to our research of the chemical market in 2005, the sales turnover of our company is the largest in Asia for the following products:

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

For financial information on the operations of our company’s lines of businesses, see Note 24 to the consolidated financial statements commencing on page F-1.

Our Products

Product Line

We produce approximately 100 different types of products representing a broad range of intermediate petrochemicals and petroleum products. The following table shows our 2005 net sales by major product as a percentage of total net sales together with the typical uses of these products.

Product	Percent of Net Sales		Typical Use
	2004	2005
Toluene chlorinazation series
• Benzyl chloride	15.0%	16.5%	medicines, pesticides, germicides
• Benzyl alcohol	6.3%	2.5%	medicines, flavors, fragrances, dyes
• Benzaldehyde	12.0%	12.0%	food spices
• Butyl benzyl phthalate	*	*	plastics
Subtotal	33.3%	31.0%

Xylene oxidization series
• O-toluic acid	0.7%	0.8%	agriculture chemicals, flavors, fragrances, color film developing
• O-tolunitrile	2.5%	2.5%	Dyes
Subtotal	3.2%	3.3%

Toluene oxidization series
• Sodium benzoate	24.5%	24.5%	preservatives in foods, medicines, flavors, fragrances
• Benzoic acid	8.5%	3.2%	preservatives in foods, medicines, flavors, fragrances
• Benzyl benzoate (oxidization)	5.0%	9.6%	Medicines
• Benzonitrile	*	*	synthetic rubber
• Benzene cyanogen and amine	*	*	plastics, medicines, agriculture chemicals, fuel
• Benzyl benzoate	*	*	industrial chemicals, rubber
Subtotal	38.0%	37.3%

Acid series
• Methyl benzoate	0.3%	0.4%	cooking oil, flavoring, tobacco
• Ethyl benzoate	0.1%	0.2%	cooking oil, flavoring, tobacco
• Benzyl acetate	0.1%	0.1%	soaps, flavors, fragrances
• Butyl benzoate	*	*	solvents of the cellulosic ester, raw materials of the plasticizer and flavor and fragrance
Subtotal	0.5%	0.7%

Xylene chlorination series
• P-methyl benzyl chloride	0.5%	0.7%	raw materials for synthesis of fine chemical products in chemical production, including dyestuffs, medicine, plastics, plasticizer, flavor and fragrance, medicine, agriculture chemical, weed killer
• a,a’-Dichloro-p-xylene	*	*	raw materials for synthesis of fine chemical products in chemical production, including dyestuffs, medicine, plastics, plasticizer, flavor and fragrance, medicine, agriculture chemical, weed killer
• 1,3-phthalaldehyde	0.1%	0.2%	organic synthesis
• P-xylene dimethyl ether	1.4%	1.6%	intermediary used in heat-resisting phenol resin
• P-tolualdehyde	1.0%	1.2%	increase opacity when being used in plastic processing
• P-methyl benzyl alcohol	0.5%	0.7%	raw material used in medicine
• 1,4-benzenedimethanol	*	*	organic synthesis intermedia
• a,a’-dichloro-m-xylene	*	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• m-methyl benzyl chloride	*	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• O-phthalaldehyde	0.1%	0.2%	intermedia for medicine, dyestuffs, agriculture chemicals
• O-methyl benzyl chloride	0.1%	0.3%	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• a,a’-dichloro-o-xylene	*	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
Subtotal	3.7%	4.9%

Epichlorohydrin rubber series
• Epichlorohydrin rubber of phosphorus system	2.7%	3.0%	automotive and equipment industry
• Epichlorohydrin rubber series of water system	*	*	aviation and aerospace industry
Subtotal	2.7%	3.0%

Acrolein series
• Acrolein	4.2%	3.8%	intermediate chemical for glutaraldehyde
• Glutaraldehyde	4.0%	6.2%	disinfectants, leather tanning, industrial water treatment, papermaking, oil field bactericide
Subtotal	8.2%	10.0%

Other	10.4%	9.8%
Total	100.0%	100.0%

*	less than 0.1%

The table below sets forth our principal products, on the basis of revenues within the PRC and internationally for 2005, 2004 and 2003, in thousands:

	2005 Net Sales		2004 Net Sales		2003 Net Sales
Product Line Series	PRC	International	PRC	International	PRC	International
Toluene chlorinazation	$15,915	$9,410	$14,148	$6,518	$9,015	$4,706
Xylene oxidization	$1,651	$1,270	$1,474	$504	$1,096	$1,165
Toluene oxidization	$21,159	$12,471	$13,455	$10,100	$10,073	$6,153
Acid	$1,014	$1,579	$52	$232	$793	$1,097
Xylene chlorination	$1,198	$1,396	$1,451	$831	$942	$1,240
Epichlorohydrin rubber	$1,244	$623	$1,057	$591	$1,039	$393
Acrolein	$4,160	$4,220	$3,755	$1,333	$1,241	$167
Other	$6,035	$1,595	$4,027	$2,479	$11,686	$2,061

Total	$52,376	$32,564	$39,419	$22,588	$35,885	$16,982

All of our assets are located in the PRC.

Principal Products

•	Sodium benzoate and benzoic acid

Our largest product, sodium benzoate, which accounted for approximately one-quarter of our revenues in 2005, is derived from benzoic acid, a derivative of toluene. Toluene (also called methyl benzene) is a colorless, flammable, organic liquid produced in the petroleum-refining process. The major use of toluene is as a mixture added to gasoline to improve octane ratings. The largest chemical use for toluene is to make benzene and urethane. Companies use toluene as solvents in the production of some material, such as aerosol spray paints, wall paints and adhesives. Toluene is also utilized in the production of benzoic acid. Benzoic acid is produced during the by liquid-phase oxidation of toluene by aerial oxygen in the presence of a cobalt catalyst. Benzoic acid is used as a preservative for foods, beverages and cosmetics.

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

It is estimated that the annual international market demand is about 100,000 tons, among which the main consumer market is about 50,000 tons in Asia, 20,000 tons in Europe, 20,000 tons in the United States and 10,000 tons elsewhere. We sold approximately 30,000 tons of sodium benzoate series in 2005, among which exports accounted for approximately 10,800 tons. With the growth of food and beverage industry in developing countries, the demand for sodium benzoate will increase further, and the consumption at the same time in the motor vehicle antifreeze fluid will increase.

In 2005, we invested $1 million to improve our processing technology. We are currently able to produce 45,000 tons of sodium benzoate per year. By leveraging our production scale and product quality, we have attained 70% of the PRC market and 24% of the global market for sodium benzoate. We are constantly expanding our sales in our traditional markets as in Southeast Asia, in Europe and in the United States, and in developing sales in new markets such as Japan, South America, Africa and Australia.

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

We did not introduce any new products in 2005.

Product Pricing

All of our products are priced according to market demand.

Raw Materials

In 2005, total costs of raw materials and energy accounted for approximately 91% of our total cost of sales. In 2005, the costs of raw materials purchased from our five largest suppliers accounted for 65% of our total raw material costs.

Energy

Electricity is our main source of energy. In 2005, we purchased approximately 3.66 million kilowatt hours of electricity. Generally, the price of electricity in the PRC is set by the PRC government. We also generate energy internally. Our power plant consists primarily of several coal-fired power generating units and their total power generation capacity is 7000 kilowatts at any one time. Our power plant generated an aggregate of 3 million kilowatt hours in 2005.

Product Transport

Our products are predominantly shipped within the PRC by third party railway companies. Our products sold outside of the PRC are predominantly transported by third party shipping companies.

Our Competition

PRC

Approximately 62% of our sales revenue in 2005 was generated from sales in the PRC, and 38% was generated internationally. Of our international sales, approximately 91% was through Wuhan Youji Import and Export Co. and 9% was through other Chinese import and export companies, such as China Chemical Import and Export (Jiangsu) Co., Anhui Huaan Import and Export Co., Suzhou Hengfa Import and Export Co. Approximately 64% of our sales revenue in 2004 was generated from sales in the PRC, and 36% was generated internationally. Of such international sales in 2004, approximately 70% was through Wuhan Youji Import and Export Co. and 30% was through other Chinese import and export companies. In general, we believe that our current primary competitive advantages with respect to most of our products include product quality and diversity, economies of scale and proximity to raw materials and our long-standing relationships with our customers.

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

Sales and Marketing

Our products can be freely sold and marketed throughout the PRC and are generally sold to large- and medium-sized manufacturing enterprises and large trading companies in the PRC with whom we typically have long-standing trading relationships. While these long-standing relationships provide us with a generally dependable and stable customer base, we are continuously focusing on developing new customers, with an emphasis on finding additional manufacturing customers. We develop new customers and market our products through our domestic sales network. As part of our efforts to become more customer-oriented, in 2005, we continued to direct greater resources towards developing our sales and marketing capabilities.

In 2005, revenue from sales to our five largest customers accounted for approximately 11.1% of our total sales revenue. In 2004, revenue from sales to our five largest customers accounted for approximately 15% of our total sales revenue.

Our majority-owned subsidiary, Wuhan Youji Import and Export Company, currently acts as our agent for the import of equipment and technology and raw materials and it also purchases all of our products for export. In 2005, 2004 and 2003, our sales revenue from exports through Wuhan Youji Import and Export Company amounted to approximately $29.6 million, $19.2 million and $13.4 million, respectively, which accounted for approximately 35.0%, 32% and 25% of our total sales revenue, respectively.

Our Suppliers

The main raw materials of our company are toluene, liquid alkali and liquid chlorine. In 2005, we used 50,868 tons of toluene, 21,690 tons of liquid alkali and 18,095 tons of liquid chlorine. In 2004, we used 40,400 tons of toluene, 17,860 tons of liquid alkali and 15,600 tons of liquid chlorine.

Toluene is mainly used in manufacturing sodium benzoate and benzyl chloride. Although the toluene market is affected by international crude oil pride and fluctuates greatly, we believe that we have access to meet our needs. During 2005, our largest single supplier supplied 28% of our toluene and our top three suppliers combined supplied a total of 46%. During 2004, our largest single supplier supplied 26% of our toluene and our top three suppliers combined supplied a total of 72%.

Liquid alkali is mainly used in manufacturing sodium benzoate. During 2005, our largest single supplier supplied 38% of our liquid alkali and our top three suppliers combined supplied a total of 75%. During 2004, our largest single supplier supplied 34% of our liquid alkali and our top three suppliers combined supplied a total of 68%.

Liquid chlorine is mainly used in manufacturing benzyl chloride and benzaldehyde products. During 2005, our largest single supplier supplied 67% of our liquid chlorine and our top three suppliers combined supplied a total of 97%. During 2004, our largest single supplier supplied 39% of our liquid chlorine and our top three suppliers combined supplied a total of 97%.

The main suppliers of raw materials are Nantong Chemical Co., Ltd., Chengdu Xinlong Petrochemical Inc., Chang Ling Branch of China Petrochemical Industry, Jinling Branch of China Petrochemical Industry, the General Salt Chemical Plant of Jianghan Oil Field, Jiujiang Xinkangda Chemical Industry Co. Ltd., Hubei Shuanghuan Scientific Technological Co. Ltd., Henan Kaipu Chemical Industry Co. Ltd. and Xiyang Chemical Co. Ltd. All of our suppliers are within 200 kilometers of us.

We believe that other suppliers are available to us should any of our significant suppliers be unable or unwilling to continue to supply us with all of our raw materials demand.

Our Customers

We do not rely on any single customer. Losing one or two clients will not cause overall influence on our company. Our largest customer accounted for approximately 4% of our total revenues for 2005 and for about 1% for 2004. Our top three customers combined accounted for about 9.6% of our total revenues for 2005 and about 2% for 2004.

Our main clients include manufacturers, retail traders and famous foreign companies listed in “The Fortune 500 Companies”, such as Procter & Gamble (Guangzhou, China), The Coca-Cola (China) Company, Pepsi, TOSOH (a Japanese Company), UNIVAR (a U.S. Company), HENKEL (a German Company), Liaoning Dacheng Nongmu Co. Ltd., Guangzhou Tongchuan Chemical Industry and Trade Co. Ltd., Zhangjiagang Jinming Chemical Industry Co. Ltd., Hubei Topu Phosphorus Chemical Industry Co. Ltd., Hebei Chengxin Co. Ltd., Guangdong Dadi Food Chemical Industry Co. Ltd., and Sichuan Zhongxing Food Industry Co. Ltd.

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

Our environmental protection-related expenses consist of pollutant discharge fees. In 2005, 2004 and 2003, our environmental protection-related expenses were approximately $0.25 million, $0.29 million and $0.27 million, respectively.

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

We plan to spend approximately $0.6 million for environmental control facilities for 2006 and 2007 respectively.

Research and Development

We established The Research and Development Centre in 1996, which employs 198 professional engineers and technicians. The task of our research and development is to advance new materials and technology to find new products and improve product quality. Our expenditures for research and development were approximately $70,000, $20,000 and $50,000 in 2005, 2004 and 2003, respectively.

Our Employees

We have approximately 1,092 staff employees and eight officers currently consisting of a chief executive officer, a chief financial officer, a chief operating officer, and five vice general managers, one in charge of domestic sales, one in charge of international sales, one in charge of manufacturing, one in charge of supply, and one in charge of technology. There is no collective bargaining agreement in effect. We believe the relations with our employees are good.

Our Intellectual Property

Patents

We currently have three patents issued in the PRC. Below is a summary of our patents:

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

ITEM 1A. RISK FACTORS

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

We maintained insurance coverage of approximately $2.8 million on our properties and facilities and $8.2 million on our inventory in 2005. We have no plans to increase this coverage. The book value of our buildings and equipment, including projects under construction, was approximately $10.9 million as of December 31, 2005. The amount of the coverage of our inventory is the same as its book value, which was approximately $9.7 million as of December 31, 2005. In accordance with what we believe is customary practice among chemical producers in the PRC, we insure only high-risk assets, such as production property and equipment, inventories and hazardous facilities. However, the underinsurance of our properties and facilities in accordance with this PRC practice exposes us to substantial risks such that, in the event of a major accident, our insurance recovery may be inadequate.

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

The interests of our management could conflict with the interests of our other shareholders. Our executive management beneficially owns approximately 64% of our outstanding common stock. Accordingly, our management has the power to determine the election of our directors and the approval of actions for which the approval of our shareholders is required.

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

As of March 15, 2006, we had 20,000,000 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 40,000,000 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

ITEM 2. PROPERTIES

Our Facilities

Our corporate headquarters and production and ancillary facilities are located in the Qiaokou District, Wuhan (the largest city in Central China), capital of Hubei Province, China. Our facilities occupy an area of approximately 111,499 square meters. The total gross floor area of our production and other facilities is approximately 49,721 square meters. We own all of the buildings and facilities on our premises.

We have the right to acquire land transfer rights with respect to the land upon which our buildings and facilities are located. The total cost to acquire this right was $3,804,320. We paid $993,960 and $491,684 dollars in 2005 and 2004, respectively. The balance, $2,318,676, must be paid on or before September 5, 2006. Upon making the final payment, we will have full right to the land for a term of 50 years commencing January 2006.

Our production facilities are in good operation. We believe that most of our principal production facilities are more advanced than similar facilities of other companies in the PRC. We further believe that, on the whole, our production facilities are adequate for conducting our business.

Our power plant, built in 1989, is equipped with three steam boilers which provided all of our steam requirements through 2005. The power plant has two power generators which generated 3 million kilowatt hours of electricity through 2005. Our waste water treatment facility has the capacity to process 5,100 tons of waste water daily, which satisfies our needs.

Maintenance

The maintenance of our production facilities follows a scheduled maintenance program. Our facilities operate 24 hours a day. We undertake maintenance projects, both major and minor, on an as-needed basis. In 2002, we spent approximately $1 million on maintenance of our facilities, which included our biennial maintenance program, general repairs and replacement of spare parts, as well as labor costs and subcontractors’ fees which were primarily paid to third parties. In 2005 and 2004, we spent approximately $170,000 and $160,000, respectively, on facilities, including expenses for general maintenance, replacement of parts and components, and labor cost and subcontractor expenses paid to third parties. Total maintenance expenses accounted for less than 1% of our total cost of sales in 2005 and 2004, respectively.

ITEM 3. LEGAL PROCEEDINGS

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.

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

Fiscal Quarter Ended	Low	High
September 30, 2004	$0.001	$0.001
December 31, 2004	$0.001	$0.115

Fiscal Quarter Ended	Low	High
March 31, 2005	$0.115	$0.115
June 30, 2005	$0.115	$2.70
September 30, 2005	$1.25	$3.25
December 31, 2005	$1.85	$2.80

On March 15, 2006, the closing price of our common stock was $1.85 and we had approximately 202 record owners of our common stock.

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

Except as set forth above, we have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors. Our board of directors has the ability to control whether Wuhan Youji and Wuhan Youji Import and Export shall pay dividends.

Recent Sales of Unregistered Securities

We did not issue any common stock during the quarter ended December 31, 2005.

Repurchase of Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements for the four fiscal years ended December 31, 2002 to December 31, 2005 and our unaudited consolidated financial statements for the fiscal years ended December 31, 2001. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2005	2004	2003	2002	2001
Revenues	$84.9	$62.0	$52.9	$47.6	$32.4
Earnings from operations before taxes	$6.0	$3.6	$4.9	$6.2	$2.4
Taxes on earnings	$2.3	$1.1	$1.1	$2.0	$0.8
Minority interest	$0.3	$0.2	$0.4	$0.4	$0.2
Net earnings	$3.4	$2.3	$3.4	$3.8	$1.4

Net earnings per share—basic and diluted	$0.18	$0.13	$0.20	$0.22	$0.08

Financial Position at Fiscal Year End:
Working capital	$8.4	$8.1	$8.4	$8.4	$3.4
Total assets	$47.8	$41.8	$41.3	$37.5	$36.1
Long-term borrowings (including current maturities)	$0	$0	$0	$0	$0
Stockholders’ equity	$25.2	$21.1	$18.8	$15.4	$15.2

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

References to our audited financial statements refer to the audited consolidated financial statements of Cougar Holdings Inc. for the years ended December 31, 2005, 2004 and 2003 accompanying this Form 10-K.

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

The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
Net sales	$84,940	100.0%	$62,007	100.0%	$52,867	100.0%
Cost of goods sold	(71,090)	(83.7)%	(52,535)	(84.7)%	(42,656)	(80.7)%
Gross profit	13,850	16.3%	9,472	15.3%	10,211	19.3%
Administrative expenses	(2,773)	(3.2)%	(2,357)	(3.8)%	(2,555)	(4.8)%
Selling and distribution expenses	(4,122)	(4.9)%	(2,933)	(4.7)%	(2,678)	(5.1)%
Depreciation	(175)	(0.2)%	(175)	(0.3)%	(152)	(0.3)%
Provision for doubtful debts	(32)	—	(2)	—	(578)	(1.1)%
Research and development expenses	(70)	(0.1)%	(26)	—	(52)	(0.1)%
Other expenses	(171)	(0.2)%	(93)	(0.2)%	(115)	(0.2)%
Income from continuing operations	6,507	7.7%	3,886	6.3%	4,081	7.7%
Finance costs	(483)	(0.6)%	(423)	(0.7)%	(409)	(0.8)%
Other income, net	657	0.8%	89	0.1%	270	0.5%
Professional fees for reverse merger	(639)	(0.8)%	—	—	—	—
Gain on sale of subsidiary	—	—	—	—	930	1.8%
Income before taxes	6,042	7.1%	3,552	5.7%	4,872	9.2%
Tax expense	(2,273)	(2.7)%	(1,059)	(1.7)%	(1,092)	(2.1)%
Minority interest	(345)	(0.4)%	(235)	(0.4)%	(339)	(0.6)%
Net income	3,424	4.0%	2,258	3.6%	3,441	6.5%

Net sales

Net sales increased by $22.9 million, or 36.9%, to $84.9 million in 2005 from $62.0 million in 2004. Net sales increased by $9.1 million, or 17.3%, to $62.0 million in 2004 from $52.9 million in 2003. Our success in increasing sales over the past three years is attributable to primarily our increase market shares of our product lines:

•	Toulene oxidization series – Our revenues increased in this series, principally from our sodium benzoate and benzoic acid products, by $10.0 million or $23.6 million in 2004 to $33.6 million in 2005, and by $7.4 million or $16.2 million in 2003 to $23.6 million in 2004.

•	Toulene chlorinazation series – Our revenues increased in this series by $4.6 million or $20.7 million in 2004 to $25.3 million in 2005, and by $7.0 million or $13.7 million in 2003 to $20.7 million in 2004.

•	Acrolein series – Our revenues increased in this series, primarily glutaraldehyde, by $3.3 million or $5.1 million in 2004 to $8.4 million in 2005, and by $3.7 million or $1.4 million in 2003 to $5.1 million in 2004.

Cost of sales and gross profit

In 2004, due to the rising price of raw materials and coal, our gross profit, as a percent of net sales, dropped from 19.3% in 2003 to 15.3% in 2004. We reversed that trend in 2005 by increasing our market share, increasing the price of our products and controlling the growth of the cost of our raw materials. Our gross profit, as a percent of net sales, in 2005 increased to 16.3%.

Cost of sales increased by $18.6 million, or 35.4%, to $71.1 million in 2005 from $52.5 million in 2004. Cost of sales decreased as a percent of net sales from 84.7% in 2004 to 83.7% in 2005. Gross profit increased by $4.4 million, or 46.5%, to $13.9 million in 2005 from $9.5 million in 2004. Cost of sales in 2005 was 83.7% of net sales.

Cost of sales increased by $9.8 million, or 23.2%, to $52.5 million in 2004 from $42.7 million in 2003. Cost of sales increased as a percent of net sales from 80.7% in 2003 to 84.7% in 2004. Gross profit decreased by $0.7 million, or 7.2%, to $9.5 million in 2004 from $10.2 million in 2003.

Administrative expenses

Our administrative expenses increased by $0.4 million to $2.8 million in 2005 from $2.4 million in 2004, but dropped, as a percent of net sales, from 3.8% in 2004 to 3.2% in 2005. Our administrative expenses have remained relatively stable while our net sales have increased.

Our administrative expenses decreased by $0.2 million to $2.4 million in 2004 from $2.6 million in 2003. As a percent of net sales, our administrative expenses dropped from 4.8% in 2003 to 3.8% in 2004. The decrease of our administrative expenses was attributable to the reduction of machinery and vehicle maintenance of $110,000 and reduction in our environmental protection fees of $62,000.

Selling and distribution expenses

Our selling and distribution expenses are primarily comprised of the cost of the transportation of the products and generally fluctuate directly with our sales. Our selling and distribution expenses increased, primarily due to the rising cost of fuel, by $1.2 million to $4.1 million in 2005 from $2.9 million in 2004. As a percent of net sales, however, our selling and distribution expenses only marginally increased from 4.7% in 2004 to 4.9% in 2005.

Our selling and distribution expenses increased by $0.2 million to $2.9 million in 2004 from $2.7 million in 2003. As a percent of net sales, however, our selling and distribution expenses decreased, primarily due to reduction of vehicle maintenance, from 5.1% in 2003 to 4.7% in 2004.

Income from Continuing Operations

Our income from continuing operations increased from $3.9 million, or 6.3% of net sales, in 2004 to $6.5 million, or 7.7% of net sales, in 2005. As a result of our improved gross profit and relative containment of administrative expenses and selling and distribution expenses, we improved our income from continuing operations compared to 2004.

Our income from continuing operations decreased from $4.1 million, or 7.7% of net sales, in 2003 to $3.9 million, or 6.3% of net sales, in 2004. The decline in our income from continuing operations in 2004 resulting from the rising price of crude oil was for the most part offset by the expansion of our market share and the increase in the price of our products.

Finance Cost

Finance cost is primarily the interest expense of our bank loans. Finance cost was $0.5 million in 2005 and $0.4 million in 2004. As a percent of net sales, our finance cost dropped from 0.7% in 2004 to 0.6% in 2005. Finance cost was $0.4 million in 2004 and $0.4 million in 2003. As a percent of net sales, our finance cost dropped from 0.8% in 2003 to 0.7% in 2004.

Tax Expense

Our tax expense is comprised of surplus tax, income tax, and local taxes. Our tax expense was $1.1 million, or 1.7% of net sales, in 2004 and $2.3 million, or 2.7% of net sales in 2005. Our tax expense was $1.1 million, or 2.1% of net sales, in 2003 and $1.1 million, or 1.7% of net sales in 2004.

Net Income

Net income for 2004 was $2.3 million, or 3.6% of net sales. Net income for 2005 was $3.4 million, or 4.0% of net sales in 2005.

Net income for 2003 was $3.4 million, or 6.5% of net sales, which included a gain of $0.9 million on the disposition of our Factory Three subsidiary. Net income for 2004 was $2.3 million, or 3.6% of net sales.

Liquidity and Capital Resources

Our primary source of cash flow is from our operations and bank loans. Our cash position decreased to $4.5 million as of December 31, 2005 from $5.4 million as of December 31, 2004, which was down from $9.6 million as of December 31, 2003. Our cash and cash equivalents are denominated in Renminbi. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks in 2005 or 2004.

Operations

Net cash provided by operating activities was $2.3 million for the year ended 2005 compared to net cash used in operating activities of $55,000 in 2004.

Cash inflow was mainly impacted by the net effect of the increase in net income in 2005 and use of funds in reduction of trade and other payables and accrued liabilities reflecting ongoing growth in the volume of raw materials.

As of December 31, 2005, our current assets were $29.5 million and current liabilities were $21.1 million resulting in a current ratio of approximately 1.4 to 1. At December 31, 2004, our current assets and current liabilities were $28.1 million and $19.6 million, respectively, resulting in a current ratio of approximately 1.4 to 1.

Net cash provided by operating activities was $5.0 million for the year ended 2003. This decrease of cash inflow in 2004 reflects that we increased our inventories, mainly toluene, a principal material of our products, from $5.8 million in 2003 to $8.8 million in 2004, to offset anticipated increases in materials as a result of higher crude oil prices.

Cash outflow in 2004 compared to cash inflow in 2003 was also impacted by a significant use of funds in reduction of trade and other payables and accrued liabilities reflecting ongoing growth in the volume of raw materials.

Investing

Net cash used for investing activities decreased to $2.7 million in 2005 from $4.1 million in 2004. The change is primarily the result of a reversal of $603,400 of restricted cash pledged for our bank loans. Our investing activities in 2005, 2004 and 2003 are essentially $3.3 million, $3.5 million and $2.2 million, respectively, for our continued expansion of our facilities and the payments towards our land transfer rights.

In 2005, we completed the project to expand the production of the toluene oxidization products and toluene chlorination products. Our overall expenditures for the purchase of property, plant and equipment amounted to $2.3 million, $3.0 million and $2.2 million in 2005, 2004 and 2003, respectively.

We anticipate additional capital expenditures for 2006 to be approximately $3.0 million. The capital for these expenditures is expected to be financed by our operating income.

Financing

Net cash used for financing activities in 2005 was $0.6 million compared to net cash used for financing activities of $0.1 million in 2004. Net cash used for financing activities in 2005 was of $0.6 million mainly reflecting short term bank borrowing of $6.2 million and repayments of $6.7 million.

Net cash used for financing activities in 2004 was $0.1 million compared to net cash provided by financing activities of $0.5 million in 2003. Net cash used for financing activities in 2004 was $0.1 million mainly reflecting short term bank borrowing of $6.6 million and repayments of $6.7 million.

We have historically relied on short term funding to satisfy our short-term obligations through the refinancing of indebtedness and other measures. We have a short term loan of $4.84 million from the Commercial Bank of China with the interest of 5.85% per year, and short term loan of $0.82 from China Merchants’ Bank with the interest of 5.85% per year and short term loan of $0.54 million from the Agricultural Bank of China with the interest of 5.85% per year. All of our short-term borrowings were denominated in Renminbi. As at December 31, 2005, the outstanding amount under these loans was $6.2 million. With cash generated from our operations, we believe that we have more than sufficient resources to meet our foreseeable working capital needs. Our ability to obtain external financing in the future and the cost of such financing are subject to a variety of uncertainties, including:

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 3 to our audited consolidated financial statements. The application of these policies may require management to make judgments and estimates that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations (In thousands of dollars) Payments due by Period as of December 31, 2005
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating Lease Obligations	$251	$38	$66	$26	$121

Total	$251	$38	$66	$26	$121

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective”

method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We have adopted SFAS 123R effective January 1, 2006 using the modified prospective method.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes,” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

We do not anticipate that the adoption of these new standards will have a material impact on our results of operations or financial position.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is “other-than-temporary”, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is “other-than-temporary” for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If “other-than-temporary”, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. We are reviewing this FSP, but do not expect that the adoption of this FSP will have a material effect on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. The fair values of our bank loans are not significantly affected by changes in market interest rates. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $36,000 and $37,000 in 2005 and 2004, respectively. Actual results may differ.

Foreign Exchange Risk

Substantially all of our revenues derived and expenses and liabilities incurred are in Chinese renminbi. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Fluctuation of the RMB could materially affect our financial condition and results of operations.”

We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the year ended December 31, 2005 was not material to us.

See Note 3, under the captions “Foreign currency translation” and “Fair value of financial instruments” to the consolidated financial statements commencing on page F-1.

Commodity Risk

Our principal main raw materials in manufacturing our products are petroleum and petrochemical products and, accordingly, we are exposed to market risk from price changes in crude oil and refined oil products. We have not tried to reduce our exposure to such risk by using hedging transactions like forward commodity contracts. We may, however, do so in the future. Historically, we were unable to pass these cost increases on to our customers. However, starting in 2005, we were permitted to raise the sales prices of our products and pass a portion of the cost increase on to our customers.

See “Risk Factors — We may not be able to pass on all cost increases from rising crude oil prices” and “Risk Factors — Our operations may be adversely affected by the cyclical nature of the petroleum and petrochemical market and by the volatility of prices of crude oil and refined oil products.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth on pages F-1 to F-29 and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

None of the current members of management or the board of directors was a member of management or the board of directors of Cougar Holdings as of June 30, 2005. Nonetheless, our management was assured by prior management of Cougar Holdings’ compliance with its obligations under the Securities Exchange Act of 1934. As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

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

NAME	AGE	POSITION
Yuankun Gao	48	Chairman of the Board and President
Hongdun Zhou	58	Chief Executive Officer and Director
Huajun Yu	42	Chief Financial Officer and Director
Limin Chen	50	Chief Operating Officer and Director
Guangyuan Hu	51	Secretary

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1	Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co. Limited dated June 9, 2005 (1)

2.2	Stock Reforming and Stock Reorganization Program of Wuhan Youji Industries Co., Ltd. dated August 4, 2003 (5)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Specimen Common Stock Certificate (3)

9.1	Employee Joint Stock Fund Management Regulation (6)

10.1	Cougar Holdings Inc. 2005 Stock Incentive Plan (4)

10.2	Contract for Short Term Loan from Industrial and Commercial Bank of China Qiao Kou Sub-Branch dated June 21, 2005 (5)

10.3	Loan Contract from Xunlimen Branch of China Merchants Bank Co., Ltd. dated August 9, 2005 (5)

21.1	List of Subsidiaries*

31.1	Section 302 Certification — Chief Executive Officer*

31.2	Section 302 Certification — Chief Financial Officer*

32.1	Section 906 Certification — Chief Executive Officer*

32.2	Section 906 Certification — Chief Financial Officer*

(1)	Incorporated by reference to the Form 8-K/A-1 filed on September 8, 2005.
(2)	Incorporated by reference to the Form 8-K filed on May 2, 2005.
(3)	Incorporated by reference to the Form 10-SB filed on March 7, 2003.
(4)	Incorporated by reference to the Form 8-K filed on April 29, 2005.
(5)	Incorporated by reference to the Form 10-KSB filed on October 13, 2005.
(6)	Incorporated by reference to the Form 10-KSB/A-1 filed on October 27, 2005.
*	Filed herewith.

Financial Statement Schedules

The financial statement schedules required by Part IV, Item 15, can be found on pages 32 and 33.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Cougar Holdings Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUGAR HOLDINGS INC.

By	/s/ YUANKUN GAO
Yuankun Gao President

Date: March 27, 2006

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ YUANKUN GAO Yuankun Gao	President and Chairman of the Board	March 27, 2006

/s/ HONGDUN ZHOU Hongdun Zhou	Chief Executive Officer and Director (principal executive officer)	March 27, 2006

/s/ HUAJUN YU Huajun Yu	Chief Financial Officer and Director (principal financial and accounting officer)	March 27, 2006

/s/ LIMIN CHEN Limin Chen	Chief Operating Officer and Director	March 27, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cougar Holdings Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Cougar Holdings Inc. and subsidiaries for 2005 and 2004 included in this Form 10-K, and have issued our report thereon dated February 24, 2006. Our audits for the years ended December 31, 2005, 2004 and 2003, were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules listed in Item 15 for Cougar Holdings Inc. and subsidiaries is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ PKF

Certified Public Accountants

Hong Kong

February 24, 2006

Item 15

Cougar Holdings Inc.

Financial Statements Schedules :-

Valuation and Qualifying Accounts

Three years ended December 31, 2005

	Balance at beginning	Charge (credit) to other comprehensive income for exchange differences on translation	Acquisition	Charge (credit) to expenses	Balance at end of year
	$	$	$	$	$
Allowance for Doubtful Accounts of Trade and Other Receivables

Year ended December 31, 2005	3,803,411	105,195	—	32,463	3,941,069
Year ended December 31, 2004	3,801,484	—	—	1,927	3,803,411
Year ended December 31, 2003	3,222,961	(96)	1,196	577,423	3,801,484

Provision for Obsolete Inventories

Year ended December 31, 2005	184,521	5,045	—	(10)	189,556
Year ended December 31, 2004	184,259	30	—	232	184,521
Year ended December 31, 2003	182,778	—	—	1,481	184,259

Tax Valuation Allowance

Year ended December 31, 2005	—	—	19,294	42,231	61,525
Year ended December 31, 2004	—	—	—	—	—
Year ended December 31, 2003	—	—	—	—	—

COUGAR HOLDINGS INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cougar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cougar Holdings Inc. (the “Company”) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

Certified Public Accountants

Hong Kong

February 24, 2006

Cougar Holdings Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

	Year ended December 31,
	2005	2004	2003
Revenue
Net sales	$84,940,710	$62,007,261	$52,866,998
Cost of sales	(71,090,022)	(52,535,260)	(42,656,375)

Gross profit	13,850,688	9,472,001	10,210,623

Expenses
Administrative expenses	2,772,546	2,357,398	2,554,852
Depreciation	174,999	174,816	152,311
Provision for doubtful debts	32,463	1,927	577,423
Research and development expenses	70,480	25,646	51,555
Other operating expenses	171,408	93,591	115,267
Selling and distributing costs	4,122,204	2,932,486	2,677,997

	7,344,100	5,585,864	6,129,405

Income before the following items and taxes	6,506,588	3,886,137	4,081,218
Interest income	51,709	76,251	105,739
Gain on disposal of subsidiary - Note 5	—	—	929,891
Subsidy income from the PRC authorities for research & development, environmental and general operations	192,602	—	1,714
Compensation received for cancellation of purchase order	257,490	—	—
Other income	155,694	12,850	162,344
Professional fees for reverse takeover	(638,583)	—	—
Finance costs - Note 6	(483,461)	(423,638)	(408,731)

Income before taxes	6,042,039	3,551,600	4,872,175
Income taxes - Note 7	(2,273,079)	(1,059,370)	(1,091,973)

Income before minority interests	3,768,960	2,492,230	3,780,202
Minority interests - Note 3	(345,263)	(234,733)	(338,905)

Net income	$3,423,697	$2,257,497	$3,441,297

Earnings per share: basic and diluted - Note 8	$0.18	$0.13	$0.20

Weighted average number of shares outstanding - basic and diluted	18,586,712	17,150,000	17,150,000

See notes to consolidated financial statements

Cougar Holdings Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	As of December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,549,500	$5,365,270
Restricted cash - Note 9	1,416,384	1,340,421
Marketable equity securities	12,655	14,091
Trade receivables (net of allowance of doubtful accounts of $2,686,893 in 2005 and $2,482,190 in 2004)	9,347,397	9,076,853
Amounts due from related parties - Note 10	152,851	104,255
Other receivables (net of allowance of doubtful accounts of $1,254,176 in 2005 and $1,321,221 in 2004)	1,247,842	1,238,045
Inventories, net - Note 11	9,720,469	8,787,994
Prepaid expenses and deposits - Note 12	3,011,124	2,198,044

Total Current Assets	29,458,222	28,124,973
Investments in unlisted equity securities at cost	297,600	289,632
Property, plant and equipment, net - Note 13a	12,896,610	11,564,280
Land use rights - Note 13b	3,804,320	—
Deposit for acquisition of land use rights - Note 13b	—	491,684
Deferred taxes - Note 7	1,307,695	1,285,306

TOTAL ASSETS	$47,764,447	$41,755,875

Cougar Holdings Inc.

Consolidated Balance Sheets (cont’d)

(Stated in US Dollars)

	As of December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Trade payables	$5,069,472	$5,975,996
Payable in respect of land use rights - Note 13b	2,318,676	—
Other payables and accrued liabilities - Note 14	4,335,314	4,181,971
Dividend payable - Note 15	2,525,886	2,458,258
Income tax payable	625,169	363,074
Secured short-term bank loans - Note 16	—	543,060
Unsecured short-term bank loans - Note 16	6,200,000	6,034,000

TOTAL LIABILITIES	21,074,517	19,556,359

COMMITMENTS AND CONTINGENCIES - Note 17

MINORITY INTERESTS - Note 3	1,472,871	1,113,803

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share - Note 18 Authorized 60,000,000 shares in 2005 and 200,000,000 shares in 2004; issued and outstanding 20,000,000 shares in 2005 and 17,150,000 shares in 2004	20,000	17,150
Additional paid-in capital	7,414,550	7,349,408
Statutory and other reserves - Note 20	4,557,868	3,463,075
Accumulated other comprehensive income - Note 21	842,765	203,108
Retained earnings	12,381,876	10,052,972

TOTAL STOCKHOLDERS’ EQUITY	25,217,059	21,085,713

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,764,447	$41,755,875

See notes to consolidated financial statements

Cougar Holdings Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$3,423,697	$2,257,497	$3,441,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,189,382	1,055,660	1,102,116
Deferred taxes	12,751	(10,730)	(201,514)
Loss on disposal of property, plant and equipment	308	36,954	91,689
Provision for doubtful debts	32,463	1,927	577,423
(Written back of provision) provision for obsolete inventories	(10)	232	1,481
Gain on disposal of subsidiary - Note 5	—	—	(929,891)
Minority interests	345,263	234,733	338,905
Changes in operating assets and liabilities:
Trade receivables	(154,586)	(609,256)	(1,861,775)
Other receivables	125,494	524,585	(791,753)
Increase in restricted cash	(641,825)	(54,117)	(148,246)
Inventories	(573,967)	(2,837,794)	752,707
Prepaid expenses and deposits	(663,890)	1,167,566	(1,116,690)
(Increase) decrease in amounts due from related parties	(44,000)	51,911	468,483
Trade payables	(1,052,791)	(1,132,862)	1,802,813
Other payables and accrued liabilities	29,644	(639,683)	1,726,829
Income tax payable	247,837	(101,742)	(245,235)

Net cash flows provided by (used in) operating activities	2,275,770	(55,119)	5,008,639

Cash flows from investing activities
Payments to acquire property, plant and equipment	(2,291,737)	(2,994,587)	(2,197,752)
Payments to acquire and for deposit for acquisition of land use rights	(963,912)	(491,684)	—
Dividend received from marketable equity securities	272	224	191
Purchase of marketable equity securities	—	(771)	—
Proceeds from disposal of unlisted equity securities	—	—	184,601
Decrease (increase) in restricted cash pledged for bank loans	603,400	(603,400)	—
Cash acquired on the reverse takeover - Note 4	100	—	—
Cash disposed on the disposal of subsidiary - Note 5	—	—	(135,173)

Net cash flows used in investing activities	$(2,651,877)	$(4,090,218)	$(2,148,133)

Cougar Holdings Inc.

Consolidated Statements of Cash Flows (cont’d)

(Stated in US Dollars)

	Year ended December 31,
	2005	2004	2003
Cash flows from financing activities
Dividend paid to minority stockholders	$(22,399)	$(44,357)	$(95,611)
New bank loans	6,200,000	6,577,060	6,657,916
Repayment of bank loans	(6,748,550)	(6,657,916)	(6,043,998)

Net cash flows (used in) provided by financing activities	(570,949)	(125,213)	518,307

Effect of foreign currency translation on cash and cash equivalents	131,286	84	(4)

Net (decrease) increase in cash and cash equivalents	(815,770)	(4,270,466)	3,378,809
Cash and cash equivalents - beginning of period	5,365,270	9,635,736	6,256,927

Cash and cash equivalents - end of period	$4,549,500	$5,365,270	$9,635,736

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	360,079	372,596	371,093
Income taxes paid	$2,038,883	$1,171,861	$1,538,821

See notes to consolidated financial statements

Cougar Holdings Inc.

Consolidated Statements of Stockholders’ Equity

(Stated in US Dollars)

	Common stock		Additional paid-in capital	Statutory and other reserves (Note 20)	Accumulated other comprehensive income (Note 21)	Retained earnings	Total
	No. of shares	Amount
Balance, January 1, 2003	17,150,000	$17,150	$7,349,408	$2,011,360	$209,051	$5,805,893	$15,392,862
Comprehensive income
Net income	—	—	—	—	—	3,441,297	3,441,297
Unrealized gains on marketable equity securities	—	—	—	—	2,532	—	2,532
Foreign currency translation adjustments	—	—	—	—	709	—	709

Total comprehensive income							3,444,538
Appropriation to reserves	—	—	—	783,138	—	(783,138)	—

Balance December 31, 2003	17,150,000	17,150	7,349,408	2,794,498	212,292	8,464,052	18,837,400
Comprehensive income
Net income	—	—	—	—	—	2,257,497	2,257,497
Unrealized losses on marketable equity securities	—	—	—	—	(8,807)	—	(8,807)
Foreign currency translation adjustments	—	—	—	—	(377)	—	(377)

Total comprehensive income							2,248,313
Appropriation to reserves	—	—	—	668,577	—	(668,577)	—

Balance, December 31, 2004	17,150,000	17,150	7,349,408	3,463,075	203,108	10,052,972	21,085,713
Shares issued for the reverse takeover	2,850,000	2,850	65,142	—	—	—	67,992
Comprehensive income
Net income	—	—	—	—	—	3,423,697	3,423,697
Unrealized losses on marketable equity securities	—	—	—	—	(3,145)	—	(3,145)
Foreign currency translation adjustments	—	—	—	—	642,802	—	642,802

Total comprehensive income							4,063,354
Appropriation to reserves	—	—	—	1,094,793	—	(1,094,793)	—

Balance, December 31, 2005	20,000,000	$20,000	$7,414,550	$4,557,868	$842,765	$12,381,876	$25,217,059

See notes to consolidated financial statements

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

1.	Corporation information

Cougar Holdings Inc. (the “Company”) was incorporated in the State of Nevada on June 2, 1999. The Company was organized to explore properties in British Columbia, Canada, for gemstones and other commercial grade minerals. The Company’s shares are quoted for trading on the Over-The-Counter Bulletin Board in the United States of America.

On June 9, 2005, an agreement for acquisition of 100% ownership in Wuhan Youji Industries Co., Limited (“Wuhan Youji”), was entered into by and among the Company, Hudson Capital Corporation (“Hudson”), a stockholder of the Company, Wuhan Youji and the shareholders of Wuhan Youji (“Wuhan Shareholders”) whereby the Company would acquire 55,835,679 shares of common stock representing 100% of the issued and outstanding common stock of Wuhan Youji for 17,150,000 shares of voting common stock of the Company issued to the Wuhan Shareholders (“Acquisition Agreement”).

The aforesaid transaction was completed on July 1, 2005 and thereafter Wuhan Youji became a wholly owned subsidiary of the Company and the Wuhan Shareholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (the “RTO”). As part of the RTO, Hudson returned 747,751 shares of the Company’s voting common stock for cancellation for $1.

Wuhan Youji was incorporated in the People’s Republic of China (the “PRC”) as a joint stock company with limited liability on June 18, 1994. Upon incorporation, its capital comprised of 46,529,679 shares of common stock of RMB1 each of which 30,369,679 shares were held by a PRC state owned enterprise (“SOE”).

In 2003, the relevant PRC government authorities approved a privatization proposal whereby the SOE sold its entire interest in Wuhan Youji’s common stock (30,369,679 shares representing approximately 54% equity interest at the time of privatization) to various natural persons including the Wuhan Youji’s senior management. In connection with the privatization, Wuhan Youji also disposed of a subsidiary to the SOE. More details of the disposal are set out in Note 6.

Wuhan Youji holds 51% ownership in its subsidiary, Wuhan Youji Import and Export Co. Limited (“Wuhan I&E”). The remaining 49% equity interest is held by certain Wuhan Shareholders, which include Wuhan Youji’s senior management. Wuhan I&E was established in the PRC on July 24, 2001 with limited liability and is principally involved in handling the export sales of the Company’s products.

Pursuant to the RTO, the Company ended its exploration stage and, through Wuhan Youji, is engaged in the manufacture and distribution of organic intermediate commodities.

On July 1, 2005, the Board of Directors of the Company approved a change of fiscal year end date from June 30 to December 31, with all the required filings submitted to the United States Securities and Exchange Commission.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

2.	Description of business

The Company is principally engaged in the manufacture and distribution of approximately 100 different types of intermediate petrochemicals and petroleum products for the PRC and other overseas markets. The Company’s products are organic intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical uses.

The key raw materials are toluene, liquid alkali and liquid chlorine. Toluene is mainly used in manufacturing sodium benzoate and benzyl chloride. Liquid alkali is mainly used in manufacturing sodium benzoate. Liquid chlorine is mainly used in manufacturing benzyl chloride and Benzaldehyde products.

The suppliers of the Company are mainly situated in the PRC whilst the customers are located in both the PRC and overseas including the United States of America and Europe. Our customers include manufacturers, retail traders and some famous foreign companies.

3.	Summary of significant accounting policies

Basis of presentation and consolidation

On July 1, 2005, the RTO was completed. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. It means that the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of the consolidated financial statements of Wuhan Youji. The comparative figures represent the financial position of Wuhan Youji and the results of their operations and their cash flows.

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The results of subsidiaries acquired or disposed of during the years are included in the consolidated income statement from the effective date of acquisition or up to the effective date of disposal.

Minority interests

Minority interests resulted from the consolidation of a 51% owned subsidiary, Wuhan I&E.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and other receivables. As of December 31, 2005 and 2004 substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company maintains an allowance for doubtful accounts of trade and other receivables.

During the reporting periods, no customers contributed 10% or more of the Company’s consolidated revenue.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2005 and 2004, the cash and cash equivalents were denominated in the PRC’s Renminbi (“RMB”) and are not freely convertible into foreign currencies.

Restricted Cash

Restricted cash consists primarily of bank deposits held as collateral for purchase of raw materials from a supplier; under pledge for short-term bank loans and with staff housing fund. More details are set out in notes 9, 14b and 16.

Marketable equity securities

Marketable equity securities represent the available-for-sale equity securities and are carried at current fair values by reference to their market prices. The change in fair values is taken to other comprehensive income.

There is no significant market price risk as there was no significant fluctuation on market prices and the marketable equity securities are not significant to the Company.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Investments in unlisted equity securities

The unlisted equity securities are held for long-term purposes. The management considers they have no other-than-temporary impairment and are carried at cost in the absence of availability of market prices. Only dividends are recognized as income.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related ageing analysis.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy, which is considered to be adequate, for the potentially uncollectible amounts as follows :-

Age of debts	General provision percentage
Within 1 year	0.5%
1 - 2 years	20%
2 - 3 years	50%
Over 3 years	100%

For trade receivables, the percentage is applied on the gross amount. For other receivables, the percentage is applied on the balance after excluding those debts which are not considered doubtful by the management.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from one to two months in the normal course of business. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements; decrease due to market conditions, product life cycle changes. During the reporting periods, the Company made provision on a specific basis.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on straight-line basis over their estimated useful lives. The principal annual rates are as follows :-

Plant and buildings	2 - 7%
Machinery	5 - 10%
Furniture, fixtures and equipment	5 - 10%
Motor vehicles	16%

Construction in progress represents buildings and machinery under construction, which is stated at cost and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of fixed assets when completed and ready for use.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the respective terms of the leases.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Stock-based compensation

The Company has adopted SFAS 123, “Accounting for Stock-Based Compensation”. Under SFAS 123, equity instruments to acquire goods or services from nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis :-

(i)	revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer and the sales price is fixed or determinable and collection is reasonably assured;

(ii)	interest income is recognized on an accrual basis; and

(iii)	government subsidies that compensate the Company for certain research and development, environmental and general expenses incurred are recognized as income at the time when the approval documents are obtained from the relevant Government authorities and when they are received.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

Advertising expenses amounted to $6,924, $5,783 and $8,052 during 2005, 2004 and 2003 respectively are included in selling and distribution costs.

Transportation expenses amounted to $2,782,208, $1,964,460 and $1,650,623 during 2005, 2004 and 2003 respectively are included in selling and distribution costs.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Dividends

Dividends are recorded in Company’s financial statements in the period in which they are declared.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Comprehensive Income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income (loss) include net income, foreign currency translation adjustments and unrealized gains (losses) on marketable equity securities.

Foreign currency translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect at December 31, 2005, 2004 and 2003 were RMB1 for $0.1240, $0.1207 and $0.1207 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable equity securities, amounts due from related parties, trade and other receivables, deposits, dividend payable, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amount of investments in unlisted equity securities approximate their fair values in the absence of the impairment. The carrying amount of short-term bank borrowings approximate their fair values because the applicable interest rates approximate current market rates.

It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is exposed to this risk arising from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period. As the functional currency of the Company is RMB, the exchange difference on translation to US dollars for reporting purpose is taken to other comprehensive income.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years. The weighted average number of shares outstanding for 2004 and 2003 represents the number of shares issued by the Company for the RTO (Note 1).

Recently issued accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4 to clarify that “abnormal” amount of idle freight, handling costs and spoilage should be recognized as current period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards. This cost is to be recognized over the period during which an employee is required to provide service in exchange for the award (typically the vesting period). SFAS 123R also requires that benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash inflow, rather than as an operating cash flow as required under current literature.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.

Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based awards granted or modified after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company is adopting SFAS 123R effective January 1, 2006 using the modified prospective method.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Recently issued accounting pronouncements (cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior period financial statements of changes in accounting principle, unless impracticable to do so. It also requires that a change in the depreciation, amortization, or depletion method for long-lived non-financial assets be accounted as a change in accounting estimate, effected by a change in accounting principle. Accounting for error corrections and accounting estimate changes will continue under the guidance in APB Opinion 20, “Accounting Changes,” as carried forward in this pronouncement. The statement is effective for fiscal years beginning after December 15, 2005.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is ‘other-than-temporary’, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is ‘other-than-temporary’ for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If ‘other-than-temporary’, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company is reviewing FSP Nos. FAS 115-1 and 124-1, but does not expect that the adoption of this FSP will have a material effect on its consolidated financial statements.

The Company does not anticipate that the adoption of these standards will have a material impact on these consolidated financial statements.

4.	Reverse takeover

Pursuant to the Acquisition Agreement dated June 9, 2005, the Company acquired 100% ownership interest in Wuhan Youji, in consideration for the issuance by the Company of 17,150,000 common shares. The acquisition of Wuhan Youji has been accounted for using the reverse takeover accounting basis whereby Wuhan Youji being the accounting parent and the Company being the accounting subsidiary. The net assets of Company at the completion date on July 1, 2005 are as follows :-

Current assets
Cash and cash equivalents	$100
Prepaid expenses and deposits	75,892
Current liabilities
Other payables and accrued liabilities	(8,000)

Net assets acquired	$67,992

During the period from July 1, 2005 to December 31, 2005, the Company did not generate any revenue and incurred expenses of $124,208.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

5.	Disposal of subsidiary

As detailed in note 1, pursuant to the privatization proposal approved by the relevant PRC government authorities, Wuhan Youji disposed of its entire interest in Wuhan Youji Factory Three Co. Limited (“Factory Three”) at nil consideration to the SOE, which was the former holding company of Wuhan Youji, in 2003.

The net liabilities of the Factory Three at the date of disposal were as follows :-

Current assets
Cash and cash equivalents	$135,173
Other receivables	19,291
Property, plant and equipment, net	134,874
Current liabilities
Accounts payable and accrued liabilities	(287,940)
Other payables	(931,289)

Net liabilities disposed of subsidiary	(929,891)
Sales proceeds	—

Gain on disposal of subsidiary	$929,891

Factory Three was disposed of on January 1, 2003 and, accordingly, did not contribute to the results of the Company in 2003.

6.	Finance costs

	Year ended December 31,
	2005	2004	2003
Interest expenses	$360,079	$372,596	$371,093
Bank charges and net exchange loss	123,382	51,042	37,638

	$483,461	$423,638	$408,731

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

7.	Income taxes

The components of the income (loss) from continuing operations before income taxes are :-

	Year ended December 31,
	2005	2004	2003
The PRC	$6,166,247	$3,551,600	$4,872,175
The United States	(124,208)	—	—

Total income before income taxes	$6,042,039	$3,551,600	$4,872,175

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2005	2004	2003
Current taxes
The PRC	$2,260,328	$1,070,100	$1,293,487

Deferred taxes
The PRC	12,751	(10,730)	(201,514)

	$2,273,079	$1,059,370	$1,091,973

The effective income tax expenses differs from the PRC statutory income tax rate of 33% from continuing operations in the PRC as follows :-

	Year ended December 31,
	2005	2004	2003
Provision for income taxes at 33%	$1,993,873	$1,172,028	$1,607,818
Non-deductible items for tax	428,230	176,225	810,055
Income not subject to tax	(190,013)	(288,883)	(1,325,900)
Tax rate differential	(1,242)	—	—
Valuation allowance	42,231	—	—

	$2,273,079	$1,059,370	$1,091,973

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Deferred tax assets (liabilities) as of December 31, 2005 and 2004 are composed of the following :-

	As of December 31,
	2005	2004
Deferred tax assets

The PRC
Allowance for doubtful debts	$1,283,926	$1,249,179
Accrued liabilities	23,769	36,127

The United States
Operating losses available for future periods	61,525	—
Valuation allowance	(61,525)	—

	$1,307,695	$1,285,306

As of December 31, 2005 and 2004, the Company had recognized the temporary differences arising from the general provision for doubtful debts of approximately $3,891,000 and $3,803,000 respectively, and accrued liabilities of approximately $71,000 and $109,000 respectively.

As of December 31, 2005, the Company has incurred operating losses of $180,955 in the United States which, if unutilized, will expire through to 2025. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

8.	Earnings per share

The Company has no dilutive instruments, such as options and warrants. Accordingly, the basic and diluted earnings per share are the same.

9.	Restricted cash

	As of December 31,
	2005	2004
Bank deposits held :-
In connection with staff housing fund - Note 14b	$796,384	$737,021
As collateral for purchase of raw materials - Note 9a	620,000	—
Under pledge for bank borrowings - Note 16	—	603,400

	$1,416,384	$1,340,421

Note a :	In 2005, one of the suppliers requested the Company to place deposit of $620,000 with a bank as security for supply of raw materials for a period from November 22, 2005 to November 21, 2006.

10.	Amounts due from related parties

The amounts arise from trading transactions with two stockholders of the Company (Note 23) and are unsecured, interest-free and repayable within one year.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

11.	Inventories

	As of December 31,
	2005	2004
Raw materials	$1,814,982	$1,873,768
Work-in-progress	894,384	1,012,242
Finished goods	7,200,659	6,086,505

	9,910,025	8,972,515
Provision for obsolete inventories	(189,556)	(184,521)

	$9,720,469	$8,787,994

(Written back of provision)/provision for obsolete inventories of ($10), $232 and $1,481 were (credited) charged to operations in 2005, 2004 and 2003 respectively.

12.	Prepaid expenses and deposits

	As of December 31,
	2005	2004
Purchase deposits paid to suppliers - Note 12a	$2,977,457	$2,158,531
Prepaid expenses	33,667	39,513

	$3,011,124	$2,198,044

Note a :	Certain suppliers request the Company to pay deposits as security in advance of delivery of raw materials. These deposits will be used to offset the subsequent billings.

13.	Property, plant and equipment and Land use rights

a.	Property, plant and equipment

	As of December 31,
	2005	2004
Plant and buildings	$7,302,436	$7,011,097
Machinery	12,684,988	11,112,294
Furniture, fixtures and equipment	25,437	14,935
Motor vehicles	421,393	365,752

	20,434,254	18,504,078
Accumulated depreciation	(9,526,928)	(7,996,804)

	10,907,326	10,507,274
Construction in progress	1,989,284	1,057,006

Property, plant and equipment, net	$12,896,610	$11,564,280

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

During the respective years, depreciation is included in :-

	As of December 31,
	2005	2004	2003
Cost of sales and overheads of inventories	$1,119,418	$989,710	$997,156
Administrative expenses	174,999	174,816	152,311

	$1,294,417	$1,164,526	$1,149,467

During 2005, 2004 and 2003, property, plant and equipment with carrying amounts of $308, $36,954 and $91,689 were disposed of at nil considerations resulting in losses of same amounts respectively.

b.	Land use rights

	As of December 31,
	2005	2004
Land use rights for office premises, production facilities and warehouses	$3,804,320	$—

In December 2004, the Company entered into an agreement with the SOE to purchase land use rights at a total consideration of $3,804,320. $993,960 and $491,684 were paid in 2005 and 2004 respectively. The remaining balance of $2,318,676 is payable in 2006. The Company cannot freely transfer the lands before making final payment to the SOE.

At December 31, 2005, the Company is in the process of application for the land use right certificates from the relevant PRC government authority. Such certificates were subsequently obtained in January of 2006 (Note 25). These land use rights cover the usage of the lands for a period of 50 years from January of 2006 to December of 2055.

During 2005, no amortization was charged as expenses as the lease terms commenced in January of 2006.

14.	Other payables and accrued liabilities

	As of December 31,
	2005	2004
Accrued staff benefits - Note 14a	$1,657,657	$1,788,726
Staff housing fund - Note 14b	807,828	760,340
Other staff welfare - Note 14c	389,810	313,524
Sales deposits received from customers	482,094	842,220
Other payables	375,292	308,598
Accrued liabilities	159,385	168,563
Value-added taxes	463,248	—

	$4,335,314	$4,181,971

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Notes :-

a.	As detailed in Note 1, Wuhan Youji was formerly a subsidiary of SOE and privatized in 2003. In connection with the privatization, Wuhan Youji has undertaken to compensate its employees for loss of benefits. Such compensation was calculated based on the relevant PRC regulations and is payable to staff at the time of termination of employment or retirement.

b.	Pursuant to the relevant PRC determination, each of the Company and its employees are required to contribute not less than 5% of their salaries to the housing fund. This fund is deposited into a bank (Note 9) in the name of Wuhan Youji and can only be used at the time when the employees purchase their houses. The obligation to the Company is only limited to those contributions made by the Company.

c.	Other staff welfare represents accrued staff medical, industry injury claims, labour and unemployment insurances. Such contribution is based on certain percentage of salaries.

15.	Dividend payable

This dividend payable represents the dividends declared by Wuhan Youji before privatization in 2003. All of them are also stockholders of the Company except for SOE. As of December 31, 2005, $1,670,286 was payable to SOE whilst the remaining balance of $855,600 was payable to those eligible Company’s stockholders.

To-date no demand for payment was made by these stockholders, the Company is under the obligation to pay such dividend and will honor such obligation upon their requests. As it is payable on demand, it is classified as current liability.

16.	Short-term bank loans

The Company uses secured and unsecured short term bank loans to finance its working capital. At December 31, 2005, the Company drew down unsecured short term bank loans of $6.2 million (At December 31, 2004 : $543,060 of secured and $6,034,000 of unsecured) which was interest-bearing at average rate of 5.385% per annum (2004 : 5.31% per annum for secured and 5.175% per annum for unsecured) and with maturity of less than one year from December 31, 2005. All the bank loan facilities did not have any covenant for the Company during the reporting periods. At December 31, 2005, the Company had unused bank loan facilities to the extent of $620,000.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

17.	Commitments and contingencies

a.	Operating lease arrangement

At December 31, 2005, the Company had 2 non-cancelable operating leases for its warehouse facilities. The leases will expire in 2008 and 2020 respectively and the expected payments are as follows :-

Year ending December 31,

2006	$37,545
2007	37,545
2008	28,632
2009	13,165
2010	13,165
2011 and thereafter	120,681

$250,733

Rental expense relating to the operating leases was $40,486, $51,824 and $30,601 in 2005, 2004 and 2003 respectively.

b.	Environmental

The Company’s operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and the management believes that it is in substantial compliance with all the applicable laws and regulations.

The Company has not incurred any significant expenditure for environmental remediation, is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations. Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position or operating results of the Company.

The Company incurred normal routine pollutant discharge fees of $248,209, $291,000 and $270,350 in 2005, 2004 and 2003 respectively. These costs are included in cost of sales.

18.	Common stock

Authorized

On April 29, 2005, the directors of the Company resolved that the number of shares of common stock the Company was authorized to issue was reduced from 200,000,000 shares of common stock of par value of $0.001 per share to 60,000,000 shares of common stock of par value of $0.001 per share.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Common stock issued for the RTO

On July 1, 2005, the RTO was completed and the Company issued 17,150,000 common shares to the Wuhan Shareholders. As detailed in note 1, it constituted a reverse takeover transaction. Accordingly, the number of shares outstanding for 2004 and 2003 represents the number of shares issued by the Company for the acquisition of Wuhan Youji (i.e. 17,150,000 shares).

The 2,850,000 common shares of the Company immediately prior to the RTO were regarded as the shares issued for the RTO.

19.	Stock incentive plans

Pursuant to the 2004 and 2005 Stock Incentive Plans of the Company adopted on October 18, 2004 and April 29, 2005 respectively, the Company may issue, or grant options to acquire the Company’s common stock from time to time to the key employees, consultants, and non-employee directors of the Company. A total of 400,000 shares and 800,000 shares of the Company’s common stock may be issued under the 2004 and 2005 Stock Incentive Plans respectively. The 2004 and 2005 Stock Incentive Plans may be amended, suspended, or terminated by the directors.

Prior to the RTO, 400,000 and 789,750 shares of the Company’s common stock were issued to the President and Director of the Company, and other three independent consultants, at issue prices of $0.02 and $0.115 respectively for their consulting services to be rendered to the Company. The prices of the issuance of common stock were determined by reference to the closing market prices at the dates of the relevant agreements.

Such shares form part of the 2,850,000 common shares as detailed in note 18 and was included as the shares issued for the RTO.

20.	Statutory and other reserves

The statutory and other reserves comprised statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve of the Company’s subsidiaries in the PRC.

	As of December 31,
	2005	2004	2003
Statutory surplus reserve	$1,568,902	$1,203,971	$981,112
Statutory public welfare fund	1,568,902	1,203,971	981,112
Discretionary surplus reserve	1,420,064	1,055,133	832,274

	$4,557,868	$3,463,075	$2,794,498

Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the subsidiaries’ articles of association, the subsidiaries are required to appropriate 10% of its net income, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the Company’s share capital, any further appropriation is optional.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

The statutory surplus reserve can be used to offset prior years’ losses, if any, and may be converted into share capital by issuing new shares to shareholders in proportion to their existing shareholding or by increasing the par value of the shares currently held by them, provided that the remaining balance of the reserve after such issue is not less than 25% of share capital. The statutory surplus reserve is non-distributable.

Statutory public welfare fund

In accordance with the subsidiaries’ articles of association, 5%-10% of their net income is to be appropriated to statutory public welfare fund. The statutory public welfare fund can only be utilized on capital items for the collective benefits of the subsidiaries’ employees such as construction of canteen and other staff welfare facilities. Title of these capital items will remain with the subsidiaries. This fund is non-distributable other than in liquidation.

Statutory public welfare fund is transferred out to discretionary surplus reserve upon utilization for the collective benefits of the employees.

Discretionary surplus reserve

In accordance with the subsidiaries’ articles of association, the appropriation of profit to the discretionary surplus reserve and its utilization are made in accordance with the recommendation of their board of directors and is subject to shareholders’ approval at their general meeting.

21.	Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows

	Unrealized (losses) gains on marketable equity securities	Foreign currency translation adjustments	Total
Balance, January 1, 2003	$(51,806)	$260,857	$209,051
Unrealized gains on marketable equity securities	2,532	—	2,532
Foreign currency translation adjustments	—	709	709

Balance, December 31, 2003	(49,274)	261,566	212,292
Unrealized losses on marketable equity securities	(8,807)	—	(8,807)
Foreign currency translation adjustments	—	(377)	(377)

Balance, December 31, 2004	(58,081)	261,189	203,108
Unrealized losses on marketable equity securities	(3,145)	—	(3,145)
Foreign currency translation adjustments	—	642,802	642,802

Balance, December 31, 2005	$(61,226)	$903,991	$842,765

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

Note :	The above other comprehensive income/(loss) has no tax impact during the reporting periods.

22.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $321,379, $332,582 and $293,279 for the years ended December 31, 2005, 2004 and 2003 respectively.

23.	Related parties transactions

In addition to the transactions and balances disclosed elsewhere in these financial statements, during the reporting periods, the Company had the following material related parties’ transactions :-

	Year ended December 31,
	2005	2004	2003
Sales of finished goods to two of the Company’s stockholders with mark up of not less than 5% on costs - Note 23a	$1,284,661	$1,210,433	$1,203,865
Purchase of raw materials from two of the Company’s stockholders at market prices - Note 23a	1,068,701	981,894	1,704,509

Note : a:	The outstanding trade balances and their terms and conditions are set out in note 10.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

24.	Segment information

The nature of the Company’s products and their production processes are substantially similar. The Company has two reportable segments, local and export sales, based on the type of customers and their distribution methods. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Local sales			Export sales			Total
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Revenue from external customers	$52,376,629	$39,419,080	$35,884,504	$32,564,081	$22,588,181	$16,982,494	$84,940,710	$62,007,261	$52,866,998
Interest income	40,953	61,085	96,119	10,756	15,166	9,620	51,709	76,251	105,739
Interest expenses	355,166	360,206	338,157	4,913	12,390	32,936	360,079	372,596	371,093
Depreciation	894,817	812,640	799,533	399,601	351,887	349,934	1,294,417	1,164,526	1,149,467
Segment profit	6,017,293	2,735,863	3,013,814	787,537	815,737	928,470	6,804,830	3,551,600	3,942,284
Segment assets	38,017,830	35,159,299	34,300,562	9,436,362	6,292,853	6,659,620	47,454,192	41,452,152	40,960,182
Expenditure for segment assets	4,042,832	2,484,297	1,633,074	1,561,541	1,001,974	564,678	5,604,373	3,486,271	2,197,752

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2005	2004	2003
Total consolidated revenue	$84,940,710	$62,007,261	$52,866,998

Total profit for reportable segments	$6,804,830	$3,551,600	$3,942,284
Unallocated amounts relating to operations:
Gain on disposal of subsidiary	—	—	929,891
Professional fees for reverse takeover	(638 583)	—	—
Other general expenses	(124,208)	—	—

Income before income taxes	$6,042,039	$3,551,600	$4,872,175

	As of December 31,
	2005	2004
Assets

Total assets for reportable segments	$47,454,192	$41,452,152
Marketable equity securities	12,655	14,091
Investments in unlisted equity securities	297,600	289,632

	$47,764,447	$41,755,875

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Year ended December 31,
	2005	2004	2003
The PRC	$52,376,629	$39,419,080	$35,884,504
Asia Pacific	5,912,140	5,956,803	4,444,116
Japan	6,611,580	4,018,349	3,232,845
Korea	3,268,260	1,982,848	1,596,202
Taiwan	2,308,308	1,961,810	1,403,356
Europe	6,467,086	5,220,640	4,136,297
The United Kingdom	165,961	319,998	67,823
The United States and Canada	7,375,921	2,828,754	2,087,141
Other countries	454,825	298,979	14,714

Total	$84,940,710	$62,007,261	$52,866,998

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

25.	Post balance sheet events

Subsequent to December 31, 2005, the Company obtained the land use right certificates for its office premises, production facilities and warehouses in January of 2006 (Note 13b).

26.	Comparative amounts

Certain amounts included in prior years’ consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.