Form 10-Q
period 2006-03-31
COUGAR HOLDINGS INC
filed 2006-05-15
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2006, there were 20,000,000 shares of registrant’s common stock outstanding.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our most recent Annual Report on Form 10-K and under “Risk Factors” in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Stated in US Dollars)

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2006	2005
Total sales	$20,090,225	$21,793,960
Cost of sales	(17,105,999)	(18,448,090)

Gross profit	2,984,226	3,345,870
Administrative expenses	(750,039)	(761,661)
Depreciation	(60,425)	(43,665)
Research and development expenses	(5,939)	(74,269)
Other operating expenses	(14,106)	(46,587)
Selling and distributing costs	(1,120,853)	(893,423)

Operating income	1,032,864	1,526,265
Other income	32,950	74,177
Finance costs	(158,801)	(102,856)

Income before taxes	907,013	1,497,586
Income taxes – Note 4	(312,144)	(488,234)

Income after taxes	594,869	1,009,352
Minority interests	(69,850)	(89,526)

Net income	$525,019	$919,826

Basic and diluted income per share	$0.03	$0.05

Weighted average shares outstanding - basic and diluted (Note)	20,000,000	17,150,000

Note:	The number for the three months ended March 31, 2005 represents the number of shares issued by the Company for the share exchange (Note 1 (ii)).

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

(Stated in US Dollars)

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,926,383	$4,549,500
Restricted cash	1,439,798	1,416,384
Marketable equity securities	12,706	12,655
Trade receivables (net of allowance for doubtful accounts of $2,697,727 in 2006 and $2,686,893 in 2005)	13,136,797	9,347,397
Amounts due from related parties	126,029	152,851
Other receivables (net of allowance for doubtful accounts of $1,259,233 in 2006 and $1,254,176 in 2005)	996,677	1,247,842
Inventories, net – Note 6	8,585,658	9,720,469
Prepaid expenses and deposits	1,770,119	3,011,124

Total current assets	30,994,167	29,458,222
Investment in unlisted equity securities – at cost	298,800	297,600
Property, plant and equipment, net – Note 7	13,359,181	12,896,610
Land use rights – Note 8	3,844,658	3,804,320
Deferred taxes	1,312,968	1,307,695

TOTAL ASSETS	$49,809,774	$47,764,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$4,257,765	$5,069,472
Payable in respect of land use rights – Note 8	2,327,121	2,318,676
Other payables and accrued liabilities	4,006,872	4,335,314
Dividend payable – Note 13	2,536,072	2,525,886
Income tax payable	686,992	625,169
Unsecured short-term bank loans	8,715,000	6,200,000

TOTAL LIABILITIES	22,529,822	21,074,517

MINORITY INTERESTS	1,434,501	1,472,871

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 60,000,000 shares in 2006 and 2005; issued and outstanding 20,000,000 shares in 2006 and 2005	20,000	20,000
Additional paid-in-capital	7,414,550	7,414,550
Statutory and other reserves	4,557,868	4,557,868
Accumulated other comprehensive income	946,138	842,765
Retained earnings	12,906,895	12,381,876

Total stockholders’ equity	25,845,451	25,217,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,809,774	$47,764,447

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2006	2005
Cash flows from operating activities
Net income	$525,019	$919,826
Adjustments to reconcile net income to net cash Used in operating activities:
Depreciation and amortization	344,816	305,741
Minority interests	69,850	89,526
Changes in operating assets and liabilities:
Trade receivables	(3,739,655)	(1,953,369)
Amounts due from related parties	27,351	(54)
Other receivables	255,373	(874,101)
Increase in restricted cash	(17,646)	(28,306)
Inventories	1,170,235	110,584
Prepaid expenses and deposits	1,249,120	(45,911)
Trade payables	(829,475)	223,947
Other payables and accrued liabilities	(345,713)	237,705
Income tax payable	59,112	(47,085)

Net cash flows used in operating activities	(1,231,613)	(1,061,497)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(734,829)	(237,986)
Payment to acquire and for deposit for acquisition of land use rights	(44,154)	(60,340)

Net cash flows used in investing activities	(778,983)	(298,326)

Cash flows from financing activities
Dividend paid to minority shareholders	(114,017)	(22,175)
New bank loans	2,482,000	1,206,800

Net cash flows provided by financing activities	2,367,983	1,184,625

Effect of foreign currency translation on cash and cash equivalents	19,496	—

Net increase (decrease) in cash and cash equivalents	376,883	(175,198)

Cash and cash equivalents, beginning of period	4,549,500	5,365,270

Cash and cash equivalents, end of period	$4,926,383	$5,190,072

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$112,156	$92,241
Income taxes	$253,031	$64,602

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in US Dollars)

1.	BASIS OF PRESENTATION

(i)	The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on March 30, 2006.

(ii)	On June 9, 2005, Cougar entered into an agreement to acquire all the issued and outstanding capital stock of Wuhan Youji Industries Co., Limited (“Wuhan Youji”). Pursuant to the terms of the agreement, Cougar will issue a total of 17,150,000 shares of its common stock in exchange for all of the capital stock of Wuhan Youji.

On July 1, 2005, the share exchange transaction was completed and it constituted a reverse takeover transaction (“RTO”). Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. It means that the consolidated financial statements are issued under the name of the legal parent, Cougar, but a continuation of the consolidated financial statements of Wuhan Youji. The comparative figures are those of Wuhan Youji.

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

Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer and the sales price is fixed or determinable and collection is reasonably assured.

Stock-based payment

Effective January 1, 2006, the Company adopted the SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under SFAS 123R, equity instruments issued to employees for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period. During the three months ended March 31, 2006, the Company did not issue and have any outstanding stock-based payment.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years. The weighted average number of shares outstanding for three months ended March 31, 2005 represents the number of shares issued by the Company for the RTO (Note 1(ii)).

Accounts receivables

The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivable.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a weighted average basis.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation are provided using the straight-line method over the estimated useful lives at the following annual rates :-

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

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 155”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations or cash flows as the Company currently has no financial instruments within the scope of SFAS No. 155.

4.	INCOME TAXES

Income taxes are calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

5.	COMPREHENSIVE INCOME

	Three months ended March 31, (Unaudited)
	2006	2005
Net income	$525,019	$919,826
Foreign currency translation adjustments	103,373	—

Total comprehensive income	$628,392	$919,826

6.	INVENTORIES

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Raw materials	$1,414,435	$1,814,982
Work-in-progress	1,036,259	894,384
Finished goods	6,325,284	7,200,659

	8,775,978	9,910,025
Provision for obsolete inventories	(190,320)	(189,556)

	$8,585,658	$9,720,469

7.	PROPERTY, PLANT AND EQUIPMENT

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Plant and buildings	$7,331,881	$7,302,436
Machinery	12,726,717	12,684,988
Furniture, fixtures and equipment	94,344	25,437
Motor vehicles	423,092	421,393

	20,576,034	20,434,254
Accumulated depreciation	(9,891,972)	(9,526,928)

	10,684,062	10,907,326
Construction in progress	2,675,119	1,989,284

	$13,359,181	$12,896,610

8.	LAND USE RIGHTS

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Cost	$3,863,894	$3,804,320
Accumulated amortization	(19,236)	—

	$3,844,658	$3,804,320

The land use right certificates are obtained in January 2006 for the Company’s office premises, production facilities and warehouses. These land use rights cover the usage of the lands for a period of 50 years from January of 2006 to December of 2055.

At March 31, 2006, the Company had outstanding balance of $2,327,121 payable in respect of these rights, which was agreed to be paid in 2006.

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

Prior to the RTO, 400,000 and 789,750 shares of the Company’s common stock were issued to the President and Director of the Company, and other three independent consultants, at issue prices of $0.02 and $0.115 respectively for their consulting services to be rendered to the Company. The prices of the issuance of common stock were determined by reference to the closing market prices at the dates of the relevant agreements. All such shares were fully vested at the time of issuance before the effective date of SFAS 123R on January 1, 2006 and accordingly the adoption of modified prospective method of SFAS 123R had no financial impact on the Company.

10.	SEGMENT INFORMATION

The nature of the Company’s products and their production processes are substantially similar. The Company has two reportable segments, local and export sales, based on the type of customers and their distribution methods. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Local sales Three months ended March 31, (Unaudited)		Export sales Three months ended March 31, (Unaudited)		Total Three months ended March 31, (Unaudited)
	2006	2005	2006	2005	2006	2005
Revenue from external customers	$12,271,526	$14,170,099	$7,818,699	$7,623,861	$20,090,225	$21,793,960
Segment profit	$812,264	$1,355,617	$94,749	$141,969	907,013	$1,497,586

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
Segment assets	$44,313,231	$38,017,830	$5,185,037	$9,436,362	$49,498,268	$47,454,192

No reconciliation is provided as there are no intersegment transactions and unallocated amounts relating to corporate operations and any other adjustments to determine the segment profit.

During the three months ended March 31, 2006 and 2005, no customers contributed 10% or more of the Company’s consolidated revenue.

10.	SEGMENT INFORMATION (CONT’D)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Three months ended March 31, (Unaudited)
	2006	2005
The PRC	$12,271,526	$14,170,099
Asia Pacific	670,442	888,694
Japan	1,490,820	1,308,491
Korea	1,101,489	456,549
Taiwan	608,622	400,967
Germany	629,518	1,077,898
Europe	524,535	1,013,752
Indonesia	455,148	644,443
The United States and Canada	2,265,799	1,764,701
Other countries	72,326	68,366

Total	$20,090,225	$21,793,960

11.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $85,036 and $103,771 for the three-month ended March 31, 2006 and 2005 respectively.

12.	CONTINGENCIES

The Company’s operations are subject to the laws and regulations in the PRC relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment, and various other health and safety matters. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company must devote substantial financial resources to ensure compliance, and it believes that it is in substantial compliance with all the applicable laws and regulations.

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

13.	DIVIDEND PAYABLE

This dividend payable represents the dividends declared by Wuhan Youji to its former stockholders before privatization in 2003. One of them is also a current stockholder of the Company. As of March 31, 2006, $572,700 was payable to this current stockholder whilst $1,963,372 was payable to former stockholders of Wuhan Youji.

To-date no demand for payment was made by these stockholders, the Company is under the obligation to pay such dividend and will honor such obligation upon their requests. As it is payable on demand, it is classified as current liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

References to our audited financial statements refer to the unaudited consolidated financial statements of Cougar Holdings Inc. for the three months ended March 31, 2006 and 2005 accompanying this Form 10-Q.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2006 (unaudited)		Three Months Ended March 31, 2005 (unaudited)
Net sales	$20,090	100.0%	$21,794	100.0%
Cost of goods sold	(17,106)	(85.1)%	(18,448)	(84.6)%
Gross profit	2,984	14.9%	3,346	15.4%
Administrative expenses	(750)	(3.7)%	(762)	(3.5)%
Selling and distribution expenses	(1,121)	(5.6)%	(893)	(4.1)%
Other expenses	(80)	(0.4)%	(165)	(0.8)%
Operating income	1,033	5.2%	1,526	7.0%
Other income	33	0.2%	74	0.3%
Finance cost	(159)	(0.8)%	(103)	(0.5)%
Income before taxes	907	4.6%	1497	6.8%
Tax expense	(312)	(1.6)%	(488)	(2.2)%
Minority interest	(70)	(0.3)%	(89)	(0.4)%
Net income	525	2.7%	920	4.2%

Net sales. Net sales decreased by $1.7 million or 7.8% to $20.1 million for the three months ended March 31, 2006 from $21.8 million for the three months ended March 31, 2005. This decrease in net sales was mainly attributable to increasing market competition. As a result of this competition, we cut the sales price of some of our products contributing approximately $850,000 to the decline in sales. To counter these effects and increase our sales, we plan to increase our market share and need to increase our production scale of sodium benzoate. We have set up two more oxidizing towers, which we anticipate will increase our production of sodium benzoate from 35,000 ton per year to 40,000 ton per year. We believe that the increase of the production in sodium benzoate could contribute approximately $4 million to our annual revenue.

Cost of sales and gross profit. Cost of sales decreased from $18.4 million for the three months ended March 31, 2005 to $17.1 million for the three months ended March 31, 2006. Gross profit decreased to $3.0 million for the three months ended March 31, 2006 from $3.3 million for the three months ended March 31, 2005. Our cost of sales, as a percent of net sales, increased from 84.6% for the three months ended March 31, 2005 to 85.1% for the three months ended March 31, 2005, and our gross profit, as a percent of net sales, decreased from 15.4% for the three months ended March 31, 2005 to 14.9% for the three months ended March 31, 2005. This increase in cost of sales and corresponding drop in gross profit was mainly attributable to the rising costs of our raw materials, which is a result of the rising cost of crude oil. Our investment in additional production capacity, we believe, will lower our marginal cost, thereby improving our gross margin as sales increase.

Administrative expenses. Our administrative expenses, as a percent of net sales, remained relatively stable, increasing from 3.5% for the three months ended March 31, 2005 to 3.7% for the three months ended March 31, 2006.

Selling and distribution expenses. Our selling and distribution expenses, as a percent of net sales, increased from 4.1% for the three months ended March 31, 2005 to 5.6% for the three months ended March 31, 2006. A significant portion of this increase was attributable to rising fuel prices increasing our cost to transport our products.

Operating Income and Net Income. Our operating income dropped from $1.5 million, or 7.0% of net sales, for the three months ended March 31, 2005 to $1.0 million, or 5.1% of net sales, for the three months ended March 31, 2006. Net income for the three months ended March 31, 2006 was $525,000, or 2.6% of net sales, a decrease of $395,000, from $920,000, or 4.2% of net sales for the three months ended March 31, 2005.

Material Changes in Financial Condition

Our primary source of cash flow is from our operations and bank loans. Our cash position increased to $4.9 million as of March 31, 2006 from $4.5 million as of December 31, 2005.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2006 compared to net cash used in operating activities of $1.1 million for the three months ended March 31, 2005.

Our accounts receivable as of March 31, 2006 increased by almost $4 million from December 31, 2005. Cash from accounts receivable during the first quarter of 2006 almost doubled compared to the first quarter of 2005 because of customer of the who delayed in settlement by issuing a post-dated check of $1.8 million.

We also used substantial amount of cash to reduce our trade payables reflecting ongoing growth in the volume of raw materials. Accounts payables decreased to $4.3 million as of March 31, 2006 from $5.1 million as of December 31, 2005.

We continued our capital expansion in additional plants and equipment, including the oxidizing towers, which included a cash outlay of $0.7 million during the first quarter of 2006. Our cash outflow was offset by short term bank borrowing, which increased from $6.2 million as of December 31, 2005 to $8.7 million as of March 31, 2006.

We anticipate our capital expenditure for 2006 to be approximately $3.0 million. The capital for these expenditures is expected to be financed by our short term bank debt and operating income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. QUANTITATIVE AND	QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $6.2 million as of December 31, 2005 to $8.7 million as of March 31, 2006. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $112,000 for the first quarter of 2006. Actual results may differ.

Foreign Exchange Risk

Substantially all of our revenues derived and expenses and liabilities incurred are in Chinese renminbi. Thus, our revenues and operating results may be impacted by exchange rate fluctuations The PRC government revalued the renminbi in 2005 which for more than a decade has been pegged to the United States dollar. A stronger renminbi, although intended to reduce China’s trade surplus, make its imports cheaper, and boost domestic consumption, would also make our products more expensive to foreign buyers. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

Commodity Risk

Our principal main raw materials in manufacturing our products are petroleum and petrochemical products and, accordingly, we are exposed to market risk from price changes in crude oil and refined oil products. As of the date of this Quarterly Report, crude oil prices were trading around $70 per barrel. Rising global demand for crude oil and geopolitical concerns, including unrest in Nigeria, violence in Iraq and rising resource nationalism in South America, create uncertainty and possibility of rising prices for the principal source raw material for our products’ raw materials.

We have not tried to reduce our exposure to such risk by using hedging transactions like forward commodity contracts. We may, however, do so in the future. Historically, we were unable to pass these cost increases on to our customers. Starting in 2005, we were permitted to raise the sales prices of our products and pass a portion of the cost increase on to our customers. As discussed above, we were unable to pass along all of this cost increase. Our ability to increase the prices for our products will depend to a great extent on market competition and demand.

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

ITEM 1A. RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of the risks and other factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K as updated in this Quarterly Report. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in our most recent Annual Report on Form 10-K and in this Quarterly Report.

Risks Related to Doing Business in the People’s Republic of China

Fluctuation of the RMB could materially affect our financial condition and results of operations.

Substantially all of our revenues derived and expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations. The value of the RMB is subject to changes in the PRC government’s policies and depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to US dollars has generally been stable. The PRC government revalued the RMB in 2005 which for more than a decade has been pegged to the United States dollar. A stronger RMB would make China’s imports cheaper and boost domestic consumption. It would also make our products more expensive to foreign buyers. We cannot give any assurance that the value of the RMB will continue to remain stable against the US dollar or any other foreign currency. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. Furthermore, any devaluation of the RMB may adversely affect the dividends we may pay to our parent, thereby adversely affecting the value of, and dividends payable on, our common stock.

Risks Concerning Investing In Us

The issuance of additional shares of common stock will dilute the interests of our shareholders.

As of May 10, 2006, we had 20,000,000 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 40,000,000 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

ITEM 2. UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We did not issue any securities during the quarter ended March 31,2006.

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended March 31, 2006.

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