Form 10-Q
period 2006-06-30
COUGAR HOLDINGS INC
filed 2006-08-14
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2006

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

As of August 11, 2006, there were 20,000,000 shares of registrant’s common stock outstanding.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and under “Risk Factors” in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

Index to financial statements

PAGES

Condensed consolidated statements of operations	3

Condensed consolidated balance sheets	4

Condensed consolidated statements of cash flows	5

Notes to condensed consolidated financial statements	6 - 13

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2006	2005	2006	2005
Total sales	$19,784,203	$22,602,429	$39,874,428	$44,396,389
Cost of sales	(17,105,752)	(18,649,709)	(34,211,751)	(37,097,799)

Gross profit	2,678,451	3,952,720	5,662,677	7,298,590
Administrative expenses	(575,534)	(863,798)	(1,325,573)	(1,625,459)
Depreciation	(59,227)	(45,364)	(119,652)	(89,029)
Research and development expenses	(2,036)	(48,981)	(7,975)	(123,250)
Other operating expenses	(26,833)	(56,567)	(40,939)	(103,154)
Selling and distributing costs	(967,746)	(953,257)	(2,088,599)	(1,846,680)

Operating income	1,047,075	1,984,753	2,079,939	3,511,018
Other income	51,914	94,967	84,864	169,144
Finance costs	(198,903)	(99,201)	(357,704)	(202,057)

Income before taxes	900,086	1,980,519	1,807,099	3,478,105
Income taxes - Note 4	(263,865)	(512,787)	(576,009)	(1,001,021)

Income after taxes	636,221	1,467,732	1,231,090	2,477,084
Minority interests	(66,384)	(101,202)	(136,234)	(190,728)

Net income	$569,837	$1,366,530	$1,094,856	$2,286,356

Basic and diluted income per share	$0.03	$0.08	$0.05	$0.13

Weighted average shares outstanding - basic and diluted (Note)	20,000,000	17,150,000	20,000,000	17,150,000

Note:	The number for the three and six months ended June 30, 2005 represents the number of shares issued by the Company for the share exchange (Note 1 (ii)).

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(Stated in US Dollars)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,284,863	$4,549,500
Restricted cash	1,449,089	1,416,384
Marketable equity securities	12,747	12,655
Trade receivables (net of allowance for doubtful accounts of $2,706,395 in 2006 and $2,686,893 in 2005)	12,112,657	9,347,397
Amounts due from related parties	306,816	152,851
Other receivables (net of allowance for doubtful accounts of $1,263,279 in 2006 and $1,254,176 in 2005)	953,960	1,247,842
Inventories, net - Note 6	9,398,179	9,720,469
Prepaid expenses and deposits	3,966,274	3,011,124

Total current assets	32,484,585	29,458,222
Investment in unlisted equity securities - at cost	299,760	297,600
Property, plant and equipment, net - Note 7	13,272,032	12,896,610
Land use rights - Note 8	3,837,651	3,804,320
Deferred taxes	1,317,186	1,307,695

TOTAL ASSETS	$51,211,214	$47,764,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$5,579,537	$5,069,472
Payable in respect of land use rights - Note 8	2,335,505	2,318,676
Other payables and accrued liabilities	3,794,052	4,335,314
Dividend payable - Note 13	2,544,220	2,525,886
Income tax payable	209,557	625,169
Unsecured short-term bank loans	8,743,000	6,200,000

TOTAL LIABILITIES	23,205,871	21,074,517

MINORITY INTERESTS	1,505,591	1,472,871

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 60,000,000 shares in 2006 and 2005; issued and outstanding 20,000,000 shares in 2006 and 2005	20,000	20,000
Additional paid-in-capital	7,414,550	7,414,550
Statutory and other reserves	4,557,868	4,557,868
Accumulated other comprehensive income	1,030,602	842,765
Retained earnings	13,476,732	12,381,876

Total stockholders’ equity	26,499,752	25,217,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,211,214	$47,764,447

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2006	2005
Cash flows from operating activities
Net income	$1,094,856	$2,286,356
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	690,909	599,098
Minority interests	136,234	190,728
Changes in operating assets and liabilities:
Trade receivables	(2,686,619)	(1,978,793)
Amounts due from related parties	(151,834)	86,911
Other receivables	301,726	(98,538)
Restricted cash	(22,335)	605,000
Inventories	391,269	(348,645)
Prepaid expenses and deposits	(929,558)	(929,100)
Trade payables	471,375	(762,415)
Other payables and accrued liabilities	(570,433)	265,607
Income tax payable	(418,468)	(2,839)

Net cash flows used in operating activities	(1,692,878)	(86,630)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(933,035)	(591,869)
Payment to acquire and for deposit for acquisition of land use rights	(44,260)	(60,500)

Net cash flows used in investing activities	(977,295)	(652,369)

Cash flows from financing activities
Dividend paid to minority shareholders	(114,292)	(22,234)
New bank loans	2,488,000	1,210,000
Repayment of bank loans	—	(1,754,500)

Net cash flows provided by (used in) financing activities	2,373,708	(566,734)

Effect of foreign currency translation on cash and cash equivalents	31,828	14,226

Net decrease in cash and cash equivalents	(264,637)	(1,291,507)
Cash and cash equivalents, beginning of period	4,549,500	5,365,270

Cash and cash equivalents, end of period	$4,284,863	$4,073,763

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$237,393	$176,275
Income taxes	$994,476	$1,201,666

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Stock-based payment

Effective January 1, 2006, the Company adopted the SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under SFAS 123R, equity instruments issued to employees for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period. During the six months ended June 30, 2006, the Company did not issue and have any outstanding stock-based payment.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years. The weighted average number of shares outstanding for six months ended June 30, 2005 represents the number of shares issued by the Company for the RTO (Note 1(ii)).

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

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes.” This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

4.	INCOME TAXES

Income taxes are calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

5.	COMPREHENSIVE INCOME

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2006	2005	2006	2005
Net income	$569,837	$1,366,530	$1,094,856	$2,286,356
Foreign currency translation adjustments	84,464	55,895	187,837	55,895

Total comprehensive income	$654,301	$1,422,425	$1,282,693	$2,342,251

6.	INVENTORIES

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Raw materials	$1,299,717	$1,814,982
Work-in-progress	1,077,237	894,384
Finished goods	7,212,156	7,200,659

	9,589,110	9,910,025
Provision for obsolete inventories	(190,931)	(189,556)

	$9,398,179	$9,720,469

7.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Plant and buildings	$7,355,438	$7,302,436
Machinery	12,836,193	12,684,988
Furniture, fixtures and equipment	26,059	25,437
Motor vehicles	424,452	421,393

	20,642,142	20,434,254
Accumulated depreciation	(10,251,043)	(9,526,928)

	10,391,099	10,907,326
Construction in progress	2,880,933	1,989,284

	$13,272,032	$12,896,610

8.	LAND USE RIGHTS

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Cost	$3,876,370	$3,804,320
Accumulated amortization	(38,719)	—

	$3,837,651	$3,804,320

The land use right certificates are obtained in January 2006 for the Company’s office premises, production facilities and warehouses. These land use rights cover the usage of the lands for a period of 50 years from January of 2006 to December of 2055.

At June 30, 2006, the Company had outstanding balance of $2,335,505 payable in respect of these rights, which was agreed to be paid in 2006.

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

	Local sales Six months ended June 30, (Unaudited)		Export sales Six months ended June 30, (Unaudited)		Total Six months ended June 30, (Unaudited)
	2006	2005	2006	2005	2006	2005
Revenue from external customers	$25,421,783	$28,447,486	$14,452,645	$15,948,903	$39,874,428	$44,396,389
Segment profit	$1,514,858	$2,983,041	$292,649	$495,064	$1,807,507	$3,478,105

	Local sales Three months ended June 30, (Unaudited)		Export sales Three months ended June 30, (Unaudited)		Total Three months ended June 30, (Unaudited)
	2006	2005	2006	2005	2006	2005
Revenue from external customers	$13,150,257	$14,277,387	$6,633,946	$8,325,042	$19,784,203	$22,602,429
Segment profit	$702,594	$1,627,424	$197,900	$353,095	$900,494	$1,980,519

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Segment assets	$45,569,643	$38,017,830	$5,329,064	$9,436,362	$50,898,707	$47,454,192

During the six months ended June 30, 2006 and 2005, no customers contributed 10% or more of the Company’s consolidated revenue.

10.	SEGMENT INFORMATION (CONT’D)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2006	2005	2006	2005
Total profit for reportable segments	$900,494	$1,980,519	$1,807,507	$3,478,105
Unallocated amounts relating to Other general expenses	(408)	—	(408)	—

	$900,086	$1,980,519	$1,807,099	$3,478,105

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
Assets
Total assets for reportable segments	$50,898,707	$47,454,192
Marketable equity securities	12,747	12,655
Investments in unlisted equity securities	299,760	297,600

	$51,211,214	$47,764,447

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2006	2005	2006	2005
The PRC	$13,150,257	$14,277,387	$25,421,783	$28,447,486
Asia Pacific	425,507	639,126	1,095,949	1,527,820
Japan	1,452,816	2,139,595	2,943,636	3,448,086
Korea	1,341,925	784,412	2,443,414	1,240,961
Taiwan	904,126	960,484	1,512,748	1,361,451
Germany	190,655	640,764	820,173	1,718,662
Europe	546,368	6,933	1,070,903	1,020,685
Indonesia	173,226	372,976	628,374	1,017,419
The United States and Canada	1,595,754	2,771,531	3,861,553	4,536,232
Other countries	3,569	9,221	75,895	77,587

Total	$19,784,203	$22,602,429	$39,874,428	$44,396,389

11.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $160,005 and $163,192 for the six months ended June 30, 2006 and 2005 respectively.

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

This dividend payable represents the dividends declared by Wuhan Youji to its former stockholders before privatization in 2003. One of them is also a current stockholder of the Company. As of June 30, 2006, $574,540 was payable to this current stockholder whilst $1,969,680 was payable to former stockholders of Wuhan Youji.

To-date no demand for payment was made by these stockholders, the Company is under the obligation to pay such dividend and will honor such obligation upon their requests. As it is payable on demand, it is classified as current liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to our financial statements refer to the unaudited consolidated financial statements of Cougar Holdings Inc. for the six and three months ended June 30, 2006 and 2005 accompanying this Form 10-Q.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands and U.S. dollars):

	Six Months Ended June 30, 2006 (unaudited)		Six Months Ended June 30, 2005 (unaudited)		Three Months Ended June 30, 2006 (unaudited)		Three Months Ended June 30, 2005 (unaudited)
Net sales	$39,874	100.0%	$44,396	100.0%	$19,784	100.0%	$22,602	100.0%
Cost of goods sold	(34,211)	(85.8)%	(37,097)	(83.6)%	(17,106)	(86.5)%	(18,649)	(82.5)%
Gross profit	5,663	14.2%	7,299	16.4%	2,678	13.5%	3,953	17.5%
Administrative expenses	(1,326)	(3.3)%	(1,625)	(3.7)%	(575)	(2.9)%	(864)	(3.8)%
Selling and distribution expenses	(2,089)	(5.2)%	(1,847)	(4.2)%	(968)	(4.9)%	(953)	(4.2)%
Other expenses	(168)	(0.4)%	(316)	(0.7)%	(88)	(0.4)%	(151)	(0.7)%
Operating income	2,080	5.2%	3,511	7.9%	1,047	5.3%	1,985	8.8%
Other income	85	0.2%	169	0.4%	52	0.3%	95	0.4%
Finance cost	(358)	(0.9)%	(202)	(0.5)%	(199)	(1.0)%	(99)	(0.4)%
Income before taxes	1,807	4.5%	3,478	7.8%	900	4.5%	1,981	8.8%
Tax expense	(576)	(1.4)%	(1,001)	(2.3)%	(264)	(1.3)%	(513)	(2.3)%
Minority interest	(136)	(0.3)%	(191)	(0.4)%	(66)	(0.3)%	(101)	(0.4)%
Net income	1,095	2.7%	2,286	5.1%	570	2.9%	1,367	6.0%

Net sales

Net sales decreased by $2.8 million, or 12.5%, to $19.8 million for the three months ended June 30, 2006 from $22.6 million for the three months ended June 30, 2005. Net sales decreased by $4.5 million, or 10.2%, to $39.9 million for the six months ended June 30, 2006 from $44.4 million for the six months ended June 30, 2005.

As a result of the increase production costs faced by many of our customers, our customers have cut their production reducing demand for our products. Our customers have experienced, similar to our experience, an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transporting products, again, the result of the increase in the cost of gasoline. As a result, our revenues have declined over the first three and six months of 2006 compared to the same periods in 2005.

As previously reported, to counter these effects and increase our sales, part of our business strategy is to increase market share by expanding our markets outside of China by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service.

Cost of sales and gross profit

Cost of sales decreased from $18.6 million for the three months ended June 30, 2005 to $17.1 million for the three months ended June 30, 2006. Gross profit decreased to $2.7 million for the three months ended June 30, 2006 from $4.0 million for the three months ended June 30, 2005. Our cost of sales, as a percent of net sales, increased from 82.5% for the three months ended June 30, 2005 to 86.5% for the three months ended June 30, 2006, and our gross profit, as a percent of net sales, decreased from 17.5% for the three months ended June 30, 2005 to 13.5% for the three months ended June 30, 2006.

Cost of sales decreased from $37.1 million for the six months ended June 30, 2005 to $34.2 million for the six months ended June 30, 2006. Gross profit decreased to $5.7 million for the six months ended June 30, 2006 from $7.3 million for the six months ended June 30, 2005. Our cost of sales, as a percent of net sales, increased from 83.6% for the six months ended June 30, 2005 to 85.8% for the six months ended June 30, 2006, and our gross profit, as a percent of net sales, decreased from 16.4% for the six months ended June 30, 2005 to 14.2% for the six months ended June 30, 2006.

As described above, we have, along with other production facilities in China, experienced a significant increase in the cost of production, which is mainly attributable to an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transportation.

Administrative expenses

For the first six months of 2006, our administrative expenses, as a percent of net sales, decreased from 3.7% for the six months ended June 30, 2005 to 3.3% for the six months ended June 30, 2006. For the second quarter of 2006, our administrative expenses, as a percent of net sales decreased from 3.8% for the three months ended June 30, 2005 to 2.9% for the three months ended June 30, 2006. This decrease in administrative expenses reflects the increased administrative costs we incurred in 2005 from our reverse merger.

Selling and distribution expenses

Our selling and distribution expenses, as a percent of net sales, increased from 4.2% for the six months ended June 30, 2005 to 5.2% for the six months ended June 30, 2006. Our selling and distribution expenses, as a percent of net sales, increased from 4.2% for the three months ended June 30, 2005 to 4.9% for the three months ended June 30, 2006. A significant portion of this increase was attributable to rising fuel prices increasing our cost to transport our products.

Operating income and net income

Our operating income dropped from $3.51 million, or 7.9% of net sales, for the six months ended June 30, 2005 to $2.08 million, or 5.2% of net sales, for the six months ended June 30, 2006. Our operating income dropped from $1.99 million, or 8.8% of net sales, for the three months ended June 30, 2005 to $1.05 million, or 5.3% of net sales, for the three months ended June 30, 2006.

Net income for the six months ended June 30, 2006 was $1.1 million, or 2.7% of net sales, a decrease of $1.19 million, from $2.29 million, or 5.1% of net sales for the six months ended June 30, 2005. Net income for the three months ended June 30, 2006 was $0.57 million, or 2.9% of net sales, a decrease of $0.8 million, from $1.37 million, or 6.0% of net sales for the three months ended June 30, 2005.

As described above, the lost revenue coupled with the increase in the cost of our raw materials and our transportation costs caused the decline in our operating income and net income.

Material Changes in Financial Condition

The following tables sets forth the changes in our cash flows appearing in our consolidated statements of cash flows (in thousands and U.S. dollars):

	Six Months Ended June 30, 2006 (unaudited)	Six Months Ended June 30, 2005 (unaudited)	Change
Net cash flows provided by (used in) operating activities	$(1,693)	$(86)	$(1,607)
Net cash flows provided by (used in) investing activities	(977)	(652)	(325)
Net cash flows provided by (used in) financing activities	2,374	(567)	2,941

Our primary source of cash flow is from our operations and bank loans. Our cash position decreased to $4.28 million as of June 30, 2005 from $4.55 million as of December 31, 2005.

Net cash flows used in operating activities

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2006 compared to $0.1 million for the six months ended June 30, 2005.

Our accounts receivable as of June 30, 2006 increased by almost $2.7 million from December 31, 2005 compared to an increase in accounts receivable of almost $2.0 million from December 31, 2004 to June 30, 2005. This was partially offset by a decrease in our inventory by about $0.4 million. The increase in our trade payables by almost $0.5 million was offset by a reduction in almost $1.0 million of income tax and other payables and accrued liabilities.

Net cash flows used in investing and financing activities

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2006 compared to $0.7 million for the six months ended June 30, 2005. We continued our capital expansion in additional plants and equipment. We spent approximately $0.3 million during the second quarter on the oxidizing towers to increase production of sodium benzoate.

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2006 compared to net cash used in financing activities $0.6 million for the six months ended June 30, 2005. This change was the result of an increase in bank loans of approximately $2.5 million — from $6.2 million as of December 31, 2005 to $8.7 million as of June 30, 2006.

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

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $6.2 million as of December 31, 2005 to $8.7 million as of June 30, 2006. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $130,000 for the two quarters of 2006. Actual results may differ.

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

We have not tried to reduce our exposure to such risk by using hedging transactions like forward commodity contracts. We may, however, do so in the future. Historically, we were unable to pass these cost increases on to our customers. Starting in 2005, we were permitted to raise the sales prices of our products and pass a portion of the cost increase on to our customers. We have been unable to pass along all of this cost increase. Our ability to increase the prices for our products will depend to a great extent on market competition and demand.

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

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of the risks and other factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We did not issue any securities during the quarter ended June 30, 2006.

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held in our company’s offices at 10 Gongnong Rd Qiaokou District Wuhan 430035, PRC on Thursday, May 25, 2006. The three proposals brought before the shareholders were:

•	election, as nominated by the Board of Directors, of Yuankun Gao, Hongdun Zhou, Huajun Yu and Limin Chen; and

•	ratification of PKF (Hong Kong) as our independent registered public accounting firm for the year ending December 31, 2006.

The total number of shares entitled to vote at the meeting was 20,000,000. As a result of the votes cast, as described below, all four nominees were elected for one year terms to expire at the Annual Shareholders’ Meeting in 2007.

Name	For	Against	Abstained
Yuankun Gao	16,008,033	0	0
Hongdun Zhou	16,008,033	0	0
Huajun Yu	16,008,033	0	0
Limin Chen	16,008,033	0	0

As a result of the votes cast, as described below, PKF (Hong Kong) was ratified as our independent registered public accounting firm for the year ending December 31, 2006.

For	Against	Abstained
16,008,033	0	0

No other business was brought before the Annual Meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer

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