Form 10-Q
period 2006-09-30
COUGAR HOLDINGS INC
filed 2006-11-14
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2006

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

As of November 10, 2006, there were 20,000,000 shares of registrant’s common stock outstanding.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and under “Risk Factors” in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2006	2005	2006	2005
Total sales	$20,570,294	$20,434,837	$60,444,722	$64,831,226
Cost of sales	(18,252,849)	(17,494,250)	(52,464,600)	(54,592,049)

Gross profit	2,317,445	2,940,587	7,980,122	10,239,177
Administrative expenses	(605,319)	(1,304,214)	(1,930,892)	(2,929,673)
Depreciation	(78,148)	(44,022)	(197,800)	(133,051)
Research and development expenses	(8,663)	(36,315)	(16,638)	(159,565)
Other operating expenses	(84,550)	(37,606)	(125,489)	(140,760)
Selling and distributing costs	(951,604)	(974,622)	(3,040,203)	(2,821,302)

Operating income	589,161	543,808	2,669,100	4,054,826
Other income	85,295	416,093	170,159	585,237
Finance costs	(141,486)	(160,845)	(499,190)	(362,902)

Income before taxes	532,970	799,056	2,340,069	4,277,161
Income taxes - Note 4	(328,566)	(448,365)	(904,575)	(1,449,386)

Income after taxes	204,404	350,691	1,435,494	2,827,775
Minority interests	15,986	(75,758)	(120,248)	(266,486)

Net income	$220,390	$274,933	$1,315,246	$2,561,289

Basic and diluted income per share	$0.01	$0.01	$0.06	$0.14

Weighted average number of shares outstanding
- basic and diluted	20,000,000	20,000,000	20,000,000	18,110,440

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(Stated in US Dollars)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,151,747	$4,549,500
Restricted cash	1,449,980	1,416,384
Marketable equity securities	12,890	12,655
Trade receivables (net of allowance for doubtful accounts of $2,736,731 in 2006 and $2,686,893 in 2005)	13,822,912	9,347,397
Amounts due from related parties	335,809	152,851
Other receivables (net of allowance for doubtful accounts of $1,277,439 in 2006 and $1,254,176 in 2005)	1,087,677	1,247,842
Inventories, net - Note 6	9,592,247	9,720,469
Prepaid expenses and deposits	3,839,696	3,011,124

Total current assets	33,292,958	29,458,222
Investment in unlisted equity securities - at cost	303,120	297,600
Property, plant and equipment, net - Note 7	13,299,670	12,896,610
Land use rights - Note 8	5,102,714	3,804,320
Deferred taxes	1,331,951	1,307,695

TOTAL ASSETS	$53,330,413	$47,764,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$5,895,299	$5,069,472
Payable in respect of land use rights - Note 8	2,990,784	2,318,676
Other payables and accrued liabilities	4,275,512	4,335,314
Dividend payable - Note 13	2,572,738	2,525,886
Income tax payable	231,166	625,169
Unsecured short-term bank loans - Note 14	8,841,000	6,200,000

TOTAL LIABILITIES	24,806,499	21,074,517

MINORITY INTERESTS	1,505,943	1,472,871

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 60,000,000 shares in 2006 and 2005; issued and outstanding 20,000,000 shares in 2006 and 2005	20,000	20,000
Additional paid-in-capital	7,414,550	7,414,550
Statutory and other reserves	4,557,868	4,557,868
Accumulated other comprehensive income	1,328,431	842,765
Retained earnings	13,697,122	12,381,876

Total stockholders’ equity	27,017,971	25,217,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,330,413	$47,764,447

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2006	2005
Cash flows from operating activities
Net income	$1,315,246	$2,561,289
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,059,858	974,676
Minority interests	120,248	266,486
Changes in operating assets and liabilities:
Trade receivables	(4,247,637)	(680,465)
Amounts due from related parties	(176,796)	101,923
Other receivables	180,988	(517,147)
Restricted cash	(7,232)	216,975
Inventories	304,612	(158,969)
Prepaid expenses and deposits	(762,932)	(612,312)
Trade payables	722,526	(1,737,999)
Other payables and accrued liabilities	(138,437)	(87,819)
Income tax payable	(400,460)	(71,604)

Net cash flows (used in) provided by operating activities	(2,030,016)	255,034

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,144,910)	(1,280,856)
Cash acquired on the acquisition of a subsidiary	—	100
Payment to acquire and for deposit for acquisition of land use rights	(667,867)	(60,850)

Net cash flows used in investing activities	(1,812,777)	(1,341,606)

Cash flows from financing activities
Dividend paid to minority shareholders	(114,568)	(22,363)
New bank loans	2,494,000	—
Repayment of bank loans	—	(547,650)

Net cash flows provided by (used in) financing activities	2,379,432	(570,013)

Effect of foreign currency translation on cash and cash equivalents	65,608	110,124

Net decrease in cash and cash equivalents	(1,397,753)	(1,546,461)

Cash and cash equivalents, beginning of period	4,549,500	5,365,270

Cash and cash equivalents, end of period	$3,151,747	$3,818,809

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$365,072	$274,767
Income taxes	$1,370,011	$1,423,570

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in US Dollars)

1.	BASIS OF PRESENTATION

(i)	The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information and with the instructions of Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month and nine month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on March 30, 2006.

(ii)	On June 9, 2005, the Company entered into an agreement to acquire all the issued and outstanding capital stock of Wuhan Youji Industries Co., Limited (“Wuhan Youji”). Pursuant to the terms of the agreement, the Company will issue a total of 17,150,000 shares of its common stock in exchange for all of the capital stock of Wuhan Youji.

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

The Company is principally engaged in the manufacture and distribution of approximately 100 different types of intermediate petrochemicals and petroleum products for the People’s Republic of China (the “PRC”) and other overseas markets. The Company’s products are organic intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical uses.

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

Stock-based payment

Effective January 1, 2006, the Company adopted the SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. Under SFAS 123R, equity instruments issued to employees for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period. During the nine months ended September 30, 2006, the Company did not issue and have any outstanding stock-based payment.

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

Construction in progress represents buildings and machinery under construction, which is stated at cost less any impairment losses, and is not depreciated. Cost comprises the direct costs of construction. Construction in progress is reclassified to the appropriate category of property, plant and equipment when completed and ready for use.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the respective terms of the leases.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial statements, as it currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

The FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) “ which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.

4.	INCOME TAXES

Income taxes are calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

5.	COMPREHENSIVE INCOME

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2006	2005	2006	2005
Net income	$220,390	$274,933	$1,315,246	$2,561,289
Foreign currency translation adjustments	297,829	540,703	485,666	596,598

Total comprehensive income	$518,219	$815,636	$1,800,912	3,157,887

6.	INVENTORIES

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Raw materials	$1,870,347	$1,814,982
Work-in-progress	1,065,707	894,384
Finished goods	6,849,265	7,200,659

	9,785,319	9,910,025
Provision for obsolete inventories	(193,072)	(189,556)

	$9,592,247	$9,720,469

7.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Plant and buildings	$7,437,884	$7,302,436
Machinery	15,750,085	12,684,988
Furniture, fixtures and equipment	26,351	25,437
Motor vehicles	429,209	421,393

	23,643,529	20,434,254
Accumulated depreciation	(10,699,388)	(9,526,928)

	12,944,141	10,907,326
Construction in progress	355,529	1,989,284

	$13,299,670	$12,896,610

8.	LAND USE RIGHTS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Cost	$5,180,420	$3,804,320
Accumulated amortization	(77,706)	—

	$5,102,714	$3,804,320

The land use right certificates were obtained in January 2006 for the Company’s office premises, production facilities and warehouses. These land use rights cover the usage of the lands for a period of 50 years from January of 2006 to December of 2055.

As of September 30, 2006, the Company had outstanding balance of $2,990,784 payable in respect of these rights, which was due for settlement in September 2006. The Company is in the course of negotiating with the relevant government bureau for the extension of repayment period.

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

Prior to the RTO, 400,000 and 789,750 shares of the Company’s common stock were issued to the President and Director of the Company, and other three independent consultants, at issue prices of $0.02 and $0.115 respectively for their consulting services to be rendered to the Company. The prices of the issuance of common stock were determined by reference to the closing market prices at the dates of the relevant agreements. All such shares were fully vested at the time of issuance before the effective date of SFAS No. 123R on January 1, 2006 and accordingly the adoption of modified prospective method of SFAS No. 123R had no financial impact on the Company.

10.	SEGMENT INFORMATION

The nature of the Company’s products and their production processes are substantially similar. The Company has two reportable segments, local and export sales, based on the type of customers and their distribution methods. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Local sales Nine months ended September 30, (Unaudited)		Export sales Nine months ended September 30, (Unaudited)		Total Nine months ended September 30, (Unaudited)
	2006	2005	2006	2005	2006	2005
Revenue from external customers	$39,733,262	$40,512,478	$20,711,460	$24,318,748	$60,444,722	$64,831,226
Segment profit	$1,869,274	$3,998,173	$471,839	$699,624	$2,341,113	$4,697,797

	Local sales Three months ended September 30, (Unaudited)		Export sales Three months ended September 30, (Unaudited)		Total Three months ended September 30, (Unaudited)
	2006	2005	2006	2005	2006	2005
Revenue from external customers	$14,311,479	$12,064,992	$6,258,815	$8,369,845	$20,570,294	$20,434,837
Segment profit	$354,416	$1,015,132	$179,190	$204,560	$533,606	$1,219,692

	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Segment assets	$46,986,707	$38,017,830	$6,027,696	$9,436,362	$53,014,403	$47,454,192

During the nine months ended September 30, 2006 and 2005, no customers contributed 10% or more of the Company’s consolidated revenue.

10.	SEGMENT INFORMATION (CONT’D)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2006	2005	2006	2005
Total profit for reportable segments	$533,606	$1,219,692	$2,341,113	$4,697,797
Unallocated amounts relating to other general expenses	(636)	(420,636)	(1,044)	(420,636)

	$532,970	$799,056	$2,340,069	$4,277,161

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Total assets for reportable segments	$53,014,403	$47,454,192
Marketable equity securities	12,890	12,655
Investments in unlisted equity securities	303,120	297,600

	$53,330,413	$47,764,447

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2006	2005	2006	2005
The PRC	$14,311,479	$12,064,992	$39,733,262	$40,512,478
Asia Pacific	783,223	860,949	1,879,172	2,388,769
Japan	1,505,602	1,126,762	5,245,595	4,574,848
Korea	514,267	1,129,571	2,161,324	2,370,532
Taiwan	922,560	1,194,236	2,435,308	2,555,687
Germany	285,278	414,300	1,105,451	2,132,962
Europe	312,847	1,314,285	1,383,750	2,334,970
Indonesia	456,182	573,153	1,084,556	1,590,572
The United States and Canada	1,434,167	1,286,386	5,295,720	5,822,618
Other countries	44,689	470,203	120,584	547,790

Total	$20,570,294	$20,434,837	$60,444,722	$64,831,226

11.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $347,616 and $234,172 for the nine months ended September 30, 2006 and 2005 respectively.

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

This dividend payable represents the dividends declared by Wuhan Youji to its former stockholders before privatization in 2003. One of them is also a current stockholder of the Company. As of September 30, 2006, $580,980 was payable to this current stockholder whilst $1,991,758 was payable to former stockholders of Wuhan Youji.

To-date no demand for payment was made by these stockholders, the Company is under the obligation to pay such dividend and will honor such obligation upon their requests. As it is payable on demand, it is classified as a current liability.

14.	SHORT TERM BANK LOANS

As of September 30, 2006, short-term bank loans of $3,789,000 were secured by personal guarantee put up by Mr. Hongdun Zhou, a director and stockholder of the Company. The remaining bank loans were unsecured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

References to our financial statements refer to the unaudited consolidated financial statements of Cougar Holdings Inc. for the nine and three months ended September 30, 2006 and 2005 accompanying this Form 10-Q.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands and U.S. dollars):

	Nine Months Ended September 30, 2006 (unaudited)		Nine Months Ended September 30, 2005 (unaudited)		Three Months Ended September 30, 2006 (unaudited)		Three Months Ended September 30, 2005 (unaudited)
Net sales	$60,445	100.0%	$64,831	100.0%	$20,570	100.0%	$20,435	100.0%
Cost of goods sold	(52,465)	(86.8)%	(54,592)	(84.2)%	(18,252)	(88.7)%	(17,494)	(85.6)%
Gross profit	7,980	13.2%	10,239	15.8%	2,318	11.3%	2,941	14.4%
Administrative expenses	(2,146)	(3.6)%	(3,222)	(5.0)%	(692)	(3.4)%	(1,384)	(6.8)%
Selling and distribution expenses	(3,040)	(5.0)%	(2,821)	(4.3)%	(952)	(4.6)%	(975)	(4.8)%
Other expenses	(125)	(0.2)%	(141)	(0.2)%	(85)	(0.4)%	(38)	(0.1)%
Operating income	2,669	4.4%	4,055	6.3%	589	2.9%	544	2.7%
Other income	170	0.3%	585	0.9%	85	0.4%	416	2.0%
Finance cost	(499)	(0.8)%	(363)	(0.6)%	(141)	(0.7)%	(161)	(0.8)%
Income before taxes	2,340	3.9%	4,277	6.6%	533	2.6%	799	3.9%
Tax expense	(905)	(1.5)%	(1,449)	(2.2)%	(329)	(1.6)%	(448)	(2.2)%
Minority interest	(120)	(0.2)%	(267)	(0.4)%	16	0.1%	(76)	(0.4)%
Net income	1,315	2.2%	2,561	4.0%	220	1.1%	275	1.3%

Net sales

Net sales increased by $135,000, or 0.7%, to $20.6 million for the three months ended September 30, 2006 from $20.4 million for the three months ended September 30, 2005. Net sales decreased by $4.4 million, or 6.8%, to $60.4 million for the nine months ended September 30, 2006 from $64.8 million for the nine months ended September 30, 2005.

As a result of the increased production costs faced by many of our customers, our customers have cut their production reducing demand for our products. Our customers have experienced, similar to our experience, an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transporting products, again, the result of the increase in the cost of gasoline. As a result, our revenues have declined over the first nine months of 2006 compared to the same period in 2005.

As previously reported, to counter these effects and increase our sales, part of our business strategy is to increase market share by expanding our markets outside of China by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service. We improved our revenues slightly for the third quarter of 2006 compared to the same period of 2005 as a result of our market expansion efforts.

Cost of sales and gross profit

Cost of sales increased from $17.5 million for the three months ended September 30, 2005 to $18.3 million for the three months ended September 30, 2006. Gross profit decreased to $2.3 million for the three months ended September 30, 2006 from $2.9 million for the three months ended September 30, 2005. Our cost of sales, as a percent of net sales, increased from 85.6% for the three months ended September 30, 2005 to 88.7% for the three months ended September 30, 2006, and our gross profit, as a percent of net sales, decreased from 14.4% for the three months ended September 30, 2005 to 11.3% for the three months ended September 30, 2006.

Cost of sales decreased from $54.6 million for the nine months ended September 30, 2005 to $52.4 million for the nine months ended September 30, 2006. Gross profit decreased to $8.0 million for the nine months ended September 30, 2006 from $10.2 million for the nine months ended September 30, 2005. Our cost of sales, as a percent of net sales, increased from 84.2% for the nine months ended September 30, 2005 to 86.8% for the nine months ended September 30, 2006, and our gross profit, as a percent of net sales, decreased from 15.8% for the nine months ended September 30, 2005 to 13.2% for the nine months ended September 30, 2006.

As described above, we have, along with other production facilities in China, experienced a significant increase in the cost of production, which is mainly attributable to an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transportation.

Administrative expenses

For the first nine months of 2006, our administrative expenses, as a percent of net sales, decreased from 5.0% for the nine months ended September 30, 2005 to 3.6% for the nine months ended September 30, 2006. For the third quarter of 2006, our administrative expenses, as a percent of net sales, decreased from 6.8% for the three months ended September 30, 2005 to 3.4% for the three months ended September 30, 2006. This decrease in administrative expenses reflects the increased administrative costs we incurred in 2005 from our reverse merger.

Selling and distribution expenses

Our selling and distribution expenses, as a percent of net sales, increased from 4.3% for the nine months ended September 30, 2005 to 5.0% for the nine months ended September 30, 2006. Our selling and distribution expenses, as a percent of net sales, decreased from 4.8% for the three months ended September 30, 2005 to 4.6% for the three months ended September 30, 2006. A significant portion of this increase was attributable to rising fuel prices increasing our cost to transport our products.

Operating income and net income

Our operating income dropped from $4.06 million, or 6.3% of net sales, for the nine months ended September 30, 2005 to $2.67 million, or 4.4% of net sales, for the nine months ended September 30, 2006. Our operating income increased from $544,000, or 2.7% of net sales, for the three months ended September 30, 2005 to $589,000 million, or 2.9% of net sales, for the three months ended September 30, 2006.

Net income for the nine months ended September 30, 2006 was $1.32 million, or 2.2% of net sales, a decrease of $1.24 million, from $2.56 million, or 4.0% of net sales for the nine months ended September 30, 2005. Net income for the three months ended September 30, 2006 was $220,000 or 1.1% of net sales, a decrease of $55,000 or 0.2%, from $275,000 or 1.3% of net sales, for the three months ended September 30, 2005.

As described above, the lost revenue coupled with the increase in the cost of our raw materials and our transportation costs caused the decline in our operating income and net income.

Material Changes in Financial Condition

The following table sets forth the changes in our cash flows appearing in our consolidated statements of cash flows (in thousands and U.S. dollars):

	Nine Months Ended September 30, 2006 (unaudited)	Nine Months Ended September 30, 2005 (unaudited)	Change
Net cash flows provided by (used in) operating activities	$(2,030)	$255	$(2,285)
Net cash flows provided by (used in) investing activities	(1,813)	(1,342)	(471)
Net cash flows provided by (used in) financing activities	2,379	(570)	2,949

Our primary source of cash flow is from our operations and bank loans. Our cash position decreased to $3.15 million as of September 30, 2006 from $4.55 million as of December 31, 2005.

Net cash flows used in operating activities

Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2006 compared to net cash generated of $255,000 for the nine months ended September 30, 2005.

Our accounts receivable as of September 30, 2006 increased by almost $4.5 million from December 31, 2005 and almost $1.7 million since June 30, 2006. The accounts receivable which are more than 60 days old accumulate $7.6 million. Our prepaid expenses and deposits and, trade and other payables and accrued liabilities have increased modestly from $3.0 million and $9.4 million as of December 31, 2005 respectively to $3.8 million and $10.2 million as of September 30, 2006 respectively.

Net cash flows used in investing and financing activities

Net cash used in investing activities was $1.8 million for the nine months ended September 30, 2006 compared to less than $1.0 million for the six months ended June 30, 2006 and $1.3 million for the nine months ended September 30, 2005. Cash used in investing activities for the third quarter of 2006 was approximately $600,000 towards acquisition of our land use rights and approximately $200,000 towards capital improvements on the oxidizing towers to increase production of sodium benzoate. We accrued additional cost of $1.3 million for the land use right which represents taxes and fees payable to the government. The balance due on the land use rights was $2.3 million as of December 31, 2005, and went up to $3.0 million as of September 30, 2006.

Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2006 compared to net cash used in financing activities of $0.6 million for the nine months ended September 30, 2005. This change was the result of an increase in bank loans of approximately $2.5 million — from $6.2 million as of December 31, 2005 to $8.8 million as of September 30, 2006. No new bank loans were negotiated during the third quarter of 2006.

We anticipate our capital expenditure for 2006 to be approximately $3.0 million of which approximately $1.8 million has been spent during the first none months of 2006. The capital for these expenditures is expected to be financed by our short term bank debt and operating income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $6.2 million as of December 31, 2005 to $8.8 million as of September 30, 2006. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $36,500 for the first three quarters of 2006. Actual results may differ.

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

Commodity Risk

Our principal main raw materials in manufacturing our products are petroleum and petrochemical products and, accordingly, we are exposed to market risk from price changes in crude oil and refined oil products. As of the date of this Quarterly Report, crude oil prices were trading at around $63 per barrel. Rising global demand for crude oil and geopolitical concerns, including unrest in Nigeria, violence in Iraq and rising resource nationalism in South America, create uncertainty and possibility of rising prices for the principal source raw material for our products’ raw materials.

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

ITEM 1A. RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of the risks and other factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K as updated in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for each of the quarters ended March 31, 2006 and June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We did not issue any securities during the quarter ended September 30, 2006.

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended September 30, 2006.

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

COUGAR HOLDINGS INC.

Date: November 14, 2006	By:	/s/ ZITONG LI
Zitong Li Chief Executive Officer (principal executive officer)

Date: November 14, 2006	By:	/s/ FENGGANG WU
Fenggang Wu Chief Financial Officer (principal financial and accounting officer)