Form 10-K
period 2006-12-31
COUGAR HOLDINGS INC
filed 2007-04-12
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates, based on $0.38 per share, the average bid and asked prices reported on December 29, 2006, was $2,851,525. Shares of common stock held by each executive officer and director and by each person believed by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 23, 2007, there were 20,000,000 shares of registrant’s common stock outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement or an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this report.

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

Additional Information

We are subject to the informational requirements of the Exchange Act and, in accordance with the

i

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

ii

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

We are located in the west of Wuhan City, commonly known as the “thoroughfare to nine provinces.” According to our research of the chemical market in 2006, the sales turnover of our company is the largest in Asia for the following products:

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

In order to capitalize on these opportunities, we focus on these primary strategic objectives:

•

Expanding our international markets by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service. Our goal is to increase our international sales to 50% of our overall revenue. We intend to leverage our relationships with some of the world’s largest and best-known companies – such as Coca-Cola, Proctor & Gamble, BASF and Bayer.

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

For financial information on the operations of our company’s lines of businesses, see Note 23 to the consolidated financial statements commencing on page F-1.

Our Products

Product Line

We produce approximately 100 different types of products representing a broad range of intermediate petrochemicals and petroleum products. The following table shows our 2006 and 2005 net sales by major product as a percentage of total net sales together with the typical uses of these products.

Product	Percent of Net Sales		Typical Use
	2005	2006
Toluene chlorinazation series
• Benzyl chloride	16.5%	16.5%	medicines, pesticides, germicides
• Benzyl alcohol	2.5%	2.5%	medicines, flavors, fragrances, dyes
• Benzaldehyde	12.0%	12.0%	food spices
• Butyl benzyl phthalate	*	*	plastics
Subtotal	31.0%	31.0%

Xylene oxidization series
• O-toluic acid	0.8%	0.8%	agriculture chemicals, flavors, fragrances, color film developing
• O-tolunitrile	2.5%	2.5%	dyes
Subtotal	3.3%	3.3%

Toluene oxidization series
• Sodium benzoate	24.5%	24.8%	preservatives in foods, medicines, flavors, fragrances
• Benzoic acid	3.2%	3.3%	preservatives in foods, medicines, flavors, fragrances
• Benzyl benzoate (oxidization)	9.6%	9.9%	medicines
• Benzonitrile	*	*	synthetic rubber
• Benzene cyanogen and amine	*	*	plastics, medicines, agriculture chemicals, fuel
• Benzyl benzoate	*	*	industrial chemicals, rubber
Subtotal	37.3%	38.0%

Acid series
• Methyl benzoate	0.4%	0.4%	cooking oil, flavoring, tobacco
• Ethyl benzoate	0.2%	0.2%	cooking oil, flavoring, tobacco
• Benzyl acetate	0.1%	0.1%	soaps, flavors, fragrances
• Butyl benzoate	*	*	solvents of the cellulosic ester, raw materials of the plasticizer and flavor and fragrance
Subtotal	0.7%	0.7%

Xylene chlorination series
• P-methyl benzyl chloride	0.7%	0.7%	raw materials for synthesis of fine chemical products in chemical production, including dyestuffs, medicine, plastics, plasticizer, flavor and fragrance, medicine, agriculture chemical, weed killer

• a,a’-Dichloro-p-xylene	*	*	raw materials for synthesis of fine chemical products in chemical production, including dyestuffs, medicine, plastics, plasticizer, flavor and fragrance, medicine, agriculture chemical, weed killer
• 1,3-phthalaldehyde	0.2%	0.2%	organic synthesis
• P-xylene dimethyl ether	1.6%	1.6%	intermediary used in heat-resisting phenol resin
• P-tolualdehyde	1.2%	1.2%	increase opacity when being used in plastic processing
• P-methyl benzyl alcohol	0.7%	0.7%	raw material used in medicine
• 1,4-benzenedimethanol	*	*	organic synthesis intermedia
• a,a’-dichloro-m-xylene	*	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• m-methyl benzyl chloride	*	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• O-phthalaldehyde	0.2%	0.2%	intermedia for medicine, dyestuffs, agriculture chemicals
• O-methyl benzyl chloride	0.3%	0.3%	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
• a,a’-dichloro-o-xylene	*	*	dyes, medicines, plastics, flavor and fragrance, agriculture chemicals
Subtotal	4.9%	4.9%

Epichlorohydrin rubber series
• Epichlorohydrin rubber of phosphorus system	3.0%	3.0%	automotive and equipment industry
• Epichlorohydrin rubber series of water system	*	*	aviation and aerospace industry
Subtotal	3.0%	3.0%

Acrolein series
• Acrolein	3.8%	3.8%	intermediate chemical for glutaraldehyde
• Glutaraldehyde	6.2%	6.2%	disinfectants, leather tanning, industrial water treatment, papermaking, oil field bactericide
Subtotal	10.0%	10.0%

Other	9.8%	9.1%
Total	100.0%	100.0%

*	less than 0.1%

The table below sets forth our principal products, on the basis of revenues within the PRC and internationally for 2006, 2005 and 2004, in thousands:

	2006 Net Sales		2005 Net Sales		2004 Net Sales
Product Line Series	PRC	International	PRC	International	PRC	International
Toluene chlorinazation	$20,300	$5,650	$15,915	$9,410	$14,148	$6,518
Xylene oxidization	$1,720	$1,200	$1,651	$1,270	$1,474	$504
Toluene oxidization	$20,970	$9,800	$21,159	$12,471	$13,455	$10,100
Acid	$1,121	$1,429	$1,014	$1,579	$52	$232
Xylene chlorination	$1,041	$1,124	$1,198	$1,396	$1,451	$831
Epichlorohydrin rubber	$1,420	$598	$1,244	$623	$1,057	$591
Acrolein	$4,030	$4,112	$4,160	$4,220	$3,755	$1,333
Other	$5,748	$3,087	$6,035	$1,595	$4,027	$2,479
Total	$56,350	$27,000	$52,376	$32,564	$39,419	$22,588

All of our assets are located in the PRC.

Principal Products

•	Sodium benzoate and benzoic acid

Our largest product, sodium benzoate, which accounted for approximately one-quarter of our revenues in 2006, is derived from benzoic acid, a derivative of toluene. Toluene (also called methyl benzene) is a colorless, flammable, organic liquid produced in the petroleum-refining process. The major use of toluene is as a mixture added to gasoline to improve octane ratings. The largest chemical use for toluene is to make benzene and urethane. Companies use toluene as solvents in the production of some material, such as aerosol spray paints, wall paints and adhesives. Toluene is also utilized in the production of benzoic acid. Benzoic acid is produced during the by liquid-phase oxidation of toluene by aerial oxygen in the presence of a cobalt catalyst. Benzoic acid is used as a preservative for foods, beverages and cosmetics.

Sodium benzoate is produced by the neutralization of benzoic acid with sodium hydroxide. A preferable preservative to benzoic acid due to its solubility, sodium benzoate is widely used as a preservative, improving shelf life for certain consumable goods. Sodium benzoate is widely used as a preservative in pharmaceuticals, food and beverages. It is also used as an anticorrosive, particularly as an additive to automotive engine antifreeze coolants and in other waterborne systems. Sodium benzoate is also used in plastics, such as polypropylene, to improve strength and clarity.

It is estimated that the annual international market demand is about 100,000 tons, among which the main consumer market is about 50,000 tons in Asia, 20,000 tons in Europe, 20,000 tons in the United States and 10,000 tons elsewhere. We sold approximately 30,000 tons of sodium benzoate in 2006, among which exports accounted for approximately 10,800 tons. With the growth of food and beverage industry in developing countries, the demand for sodium benzoate will increase further, and the consumption at the same time in the motor vehicle antifreeze fluid will increase.

In 2006, we invested $2.95 million to improve our processing technology. We are currently able to produce 45,000 tons of sodium benzoate per year. By leveraging our production scale and product quality, we have attained 70% of the PRC market and 28% of the global market for sodium benzoate. We are constantly expanding our sales in our traditional markets as in Southeast Asia, in Europe and in the United States, and in developing sales in new markets such as Japan, South America, Africa and Australia.

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

Benzaldehyde, which is produced by oxidation of benzyl alcohol, is used as an intermediate product in the manufacture of dyes, pharmaceuticals, herbicides and other synthetic chemicals, as flavorings for food and as a perfume in soap.

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

We did not introduce any new products in 2006.

Product Pricing

All of our products are priced according to market demand.

Raw Materials

In 2006, total costs of raw materials and energy accounted for approximately 87% of our total cost of sales. In 2006, the costs of raw materials purchased from our five largest suppliers accounted for 65% of our total raw material costs.

Energy

Electricity is our main source of energy. In 2006, we purchased approximately 39.0 million kilowatt hours of electricity. Generally, the price of electricity in the PRC is set by the PRC government. We also generate energy internally. Our power plant consists primarily of several coal-fired power generating units and their total power generation capacity is 7,000 kilowatts at any one time. Our power plant generated an aggregate of 2.2 million kilowatt hours in 2006.

Product Transport

Our products are predominantly shipped within the PRC by third party railway companies. Our products sold outside of the PRC are predominantly transported by third party shipping companies.

Our Competition

PRC

Approximately 68% of our sales revenue in 2006 was generated from sales in the PRC and 32% was generated internationally. Of our international sales, approximately 95% was through Wuhan Youji Import and Export Co. and 5% was through other Chinese import and export companies, such as China Chemical Import and Export (Jiangsu) Co., Anhui Huaan Import and Export Co., Suzhou Hengfa Import and Export Co. In 2005, approximately 62% of our sales revenue was generated from sales in the PRC and 38% was generated internationally. Of such international sales in 2005, approximately 91% was through Wuhan Youji Import and Export Co. and 9% was through other Chinese import and export companies.

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

Foreign Competition and WTO

Historically, the PRC government has provided the PRC chemical industry with certain protection from foreign competition through three primary practices:

•	maintaining relatively high import tariffs,

•	imposing import license requirements, and

•	controlling the availability of foreign exchange required to pay for imported products.

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

Sales and Marketing

Our products can be freely sold and marketed throughout the PRC and are generally sold to large- and medium-sized manufacturing enterprises and large trading companies in the PRC with whom we typically have long-standing trading relationships. While these long-standing relationships provide us with a generally dependable and stable customer base, we are continuously focusing on developing new customers, with an emphasis on finding additional manufacturing customers. We develop new customers and market our products through our domestic sales network. As part of our efforts to become more customer-oriented, in 2006, we continued to direct greater resources towards developing our sales and marketing capabilities.

In 2006, revenue from sales to our five largest customers accounted for approximately 11.1% of our total sales revenue. In 2005, revenue from sales to our five largest customers accounted for approximately 11.1% of our total sales revenue. In 2004, revenue from sales to our five largest customers accounted for approximately 15% of our total sales revenue.

Our majority-owned subsidiary, Wuhan Youji Import and Export Company, currently acts as our agent for the import of equipment and technology and raw materials and it also purchases all of our products for export. In 2006, 2005 and 2004, our sales revenue from exports through Wuhan Youji Import and Export Company amounted to approximately $29.5 million, $29.6 million and $19.2 million, respectively, which accounted for approximately 35%, 35% and 32% of our total sales revenue, respectively.

Our Suppliers

The main raw materials of our company are toluene, liquid alkali and liquid chlorine. In 2006, we used 48,000 tons of toluene, 19,200 tons of liquid alkali and 18,000 tons of liquid chlorine. In 2005, we used 50,868 tons of toluene, 21,690 tons of liquid alkali and 18,095 tons of liquid chlorine. In 2004, we used 40,400 tons of toluene, 17,860 tons of liquid alkali and 15,600 tons of liquid chlorine.

Toluene is mainly used in manufacturing sodium benzoate and benzyl chloride. Although the toluene market is affected by international crude oil pride and fluctuates greatly, we believe that we have access to meet our needs. During 2006, our largest single supplier supplied 90% of our toluene and our top three suppliers combined supplied a total of 95%. During 2005, our largest single supplier supplied 28% of our toluene and our top three suppliers combined supplied a total of 46%. During 2004, our largest single supplier supplied 26% of our toluene and our top three suppliers combined supplied a total of 72%.

Liquid alkali is mainly used in manufacturing sodium benzoate. During 2006, our largest single supplier supplied 48% of our liquid alkali and our top three suppliers combined supplied a total of 75%. During 2005, our largest single supplier supplied 38% of our liquid alkali and our top three suppliers combined supplied a total of 75%. During 2004, our largest single supplier supplied 34% of our liquid alkali and our top three suppliers combined supplied a total of 68%.

Liquid chlorine is mainly used in manufacturing benzyl chloride and benzaldehyde products. During 2006, our largest single supplier supplied 67% of our liquid chlorine and our top three suppliers combined supplied a total of 97%. During 2005, our largest single supplier supplied 67% of our liquid chlorine and our top three suppliers combined supplied a total of 97%. During 2004, our largest single supplier supplied 39% of our liquid chlorine and our top three suppliers combined supplied a total of 97%.

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

Our Customers

We do not rely on any single customer. Losing one or two clients will not cause an overall influence on our company. Our largest customer accounted for approximately 4% of our total revenues for 2006, 4% of our total revenues for 2005, and 1% of our total revenues for 2004. Our top three customers combined accounted for about 9.4% of our total revenues for 2006, about 9.6% for 2005 and about 2% for 2004.

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

Our environmental protection-related expenses consist of pollutant discharge fees. For each of the past three years, our environmental protection-related expenses were approximately $300,000.

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

We plan to spend approximately $0.6 million for environmental control facilities for 2007.

Research and Development

We established The Research and Development Centre in 1996, which employs 198 professional engineers and technicians. The task of our research and development is to advance new materials and technology to find new products and improve product quality. Our expenditures for research and development were approximately $22,000, $70,000 and $26,000 in 2006, 2005 and 2004, respectively.

Our Employees

We have approximately 1,094 staff employees and eight officers currently consisting of a chief executive officer, a chief financial officer, a chief operating officer, and five vice general managers, one in charge of domestic sales, one in charge of international sales, one in charge of manufacturing, one in charge of supply, and one in charge of technology. There is no collective bargaining agreement in effect. We believe the relations with our employees are good.

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

We maintained insurance coverage of approximately $2.8 million on our properties and facilities and $8.2 million on our inventory in 2006. We have no plans to increase this coverage. The book value of our buildings and equipment, including projects under construction, was approximately $13.6 million as of December 31, 2006. The amount of the coverage of our inventory is the same as its book value, which was approximately $9.6 million as of December 31, 2006. In accordance with what we believe is customary practice among chemical producers in the PRC, we insure only high-risk assets, such as production property and equipment, inventories and hazardous facilities. However, the under insurance of our properties and facilities in accordance with this PRC practice exposes us to substantial risks such that, in the event of a major accident, our insurance recovery may be inadequate.

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

Substantially all of our revenues derived and expenses and liabilities incurred are in RMB. Thus, our revenues and operating results may be impacted by exchange rate fluctuations. The value of the RMB is subject to changes in the PRC government’s policies and depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to US dollars has generally been stable. In July, 2005, China reformed its foreign exchange regime by moving into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. RMB would no longer be pegged to the U.S. dollar. A stronger RMB would make China’s imports cheaper and boost domestic consumption. It would also make our products more expensive to foreign buyers. We cannot give any assurance that the value of the RMB will continue to remain stable against the US dollar or any other foreign currency. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. Furthermore, any devaluation of the RMB may adversely affect the dividends we may pay to our parent, thereby adversely affecting the value of, and dividends payable on, our common stock.

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

As of March 23, 2007, we had 20,000,000 shares of our common stock outstanding. Our board has the ability, without further shareholder approval, to issue up to 40,000,000 additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common stock. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

We have the right to acquire land transfer rights with respect to the land upon which our buildings and facilities are located. The total cost to acquire this right was $3,933,176. We paid $1,410,200, $993,960 and $491,684 dollars in 2006, 2005 and 2004, respectively. Approximately $2.3 million, the sum of the balance and incidental costs relating to the acquisition, must be paid on or before September 30, 2007. Upon making the final payment, we will have full right to the land through 2055.

Our production facilities are in good operation. We believe that most of our principal production facilities are more advanced than similar facilities of other companies in the PRC. We further believe that, on the whole, our production facilities are adequate for conducting our business.

Our power plant, built in 1989, is equipped with three steam boilers which provided all of our steam requirements through 2006. The power plant has two power generators which generated 2.2 million kilowatt hours of electricity through 2006. Our waste water treatment facility has the capacity to process 5,100 tons of waste water daily, which satisfies our needs.

Maintenance

The maintenance of our production facilities follows a scheduled maintenance program. Our facilities operate 24 hours a day. We undertake maintenance projects, both major and minor, on an as-needed basis. In 2002, we spent approximately $1 million on maintenance of our facilities, which included our biennial maintenance program, general repairs and replacement of spare parts, as well as labor costs and subcontractors’ fees which were primarily paid to third parties. In 2006, 2005 and 2004, we spent approximately $170,000, $170,000 and $160,000, respectively, on facilities, including expenses for general maintenance, replacement of parts and components, and labor cost and subcontractor expenses paid to third parties. Total maintenance expenses accounted for less than 1% of our total cost of sales in 2006, 2005 and 2004, respectively.

ITEM 3.	LEGAL PROCEEDINGS

We do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal Quarter Ended	Low	High
September 30, 2004	$0.001	$0.001
December 31, 2004	$0.001	$0.115

Fiscal Quarter Ended	Low	High
March 31, 2005	$0.115	$0.115
June 30, 2005	$0.115	$2.70
September 30, 2005	$1.25	$3.25
December 31, 2005	$1.85	$2.80

Fiscal Quarter Ended	Low	High
March 31, 2006	$2.75	$1.85
June 30, 2006	$1.10	$2.50
September 30, 2006	$0.55	$1.68
December 31, 2006	$0.37	$0.70

On March 22, 2007, the closing price of our common stock was $0.45 and we had approximately 171 record owners of our common stock.

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

Recent Sales of Unregistered Securities

We did not issue any common stock during the quarter ended December 31, 2006.

Repurchase of Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2006.

Performance Graph

The performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The graph below matches the cumulative 27-month total return of holders of our common stock with the cumulative total returns of the S & P 500 index and the S & P Diversified Chemicals index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on October 19, 2004 and tracks it through December 31, 2006.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years ended December 31, 2002 to December 31, 2006. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2006	2005	2004	2003	2002
Revenues	$83.3	$84.9	$62.0	$52.9	$47.6
Earnings from operations before taxes	$3.3	$6.0	$3.6	$4.9	$6.2
Taxes on earnings	$(1.3)	$(2.3)	$(1.1)	$(1.1)	$(2.0)
Minority interest	$(0.1)	($0.3)	$(0.2)	$(0.4)	$(0.4)
Net earnings	$1.9	$3.4	$2.3	$3.4	$3.8

Net earnings per share—basic and diluted	$0.10	$0.18	$0.13	$0.20	$0.22

Financial Position at Fiscal Year End:
Working capital	$10.5	$9.7	$8.1	$8.4	$8.4
Total assets	$53.4	$47.8	$41.8	$41.3	$37.5
Long-term borrowings (including current maturities)	$0	$0	$0	$0	$0
Stockholders’ equity	$28.0	$25.2	$21.1	$18.8	$15.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

References to our audited financial statements refer to the audited consolidated financial statements of Cougar Holdings Inc. for the years ended December 31, 2006, 2005 and 2004 accompanying this Form 10-K.

Material Changes in Results of Operations

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

The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
Net sales	$83,350	100.0%	$84,940	100.0%	$62,007	100.0%
Cost of goods sold	(72,329)	(86.8%)	(71,090)	(83.7%)	(52,535)	(84.7%)
Gross profit	11,021	13.2%	13,850	16.3%	9,472	15.3%
Administrative expenses	(2,943)	(3.5%)	(2,773)	(3.2%)	(2,357)	(3.8%)
Selling and distribution expenses	(4,233)	(5.1%)	(4,122)	(4.9%)	(2,933)	(4.7%)
Depreciation	(263)	(0.3%)	(175)	(0.2%)	(175)	(0.3%)
Recovery (Provision) for doubtful debts	304	0.4%	(32)	—	(2)	—
Research and development expenses	(22)	(0.0%)	(70)	(0.1%)	(26)	—
Other expenses	(189)	(0.2%)	(171)	(0.2%)	(93)	(0.2%)
Income from continuing operations	3,675	4.4%	6,507	7.7%	3,886	6.3%
Finance costs	(672)	(0.8%)	(483)	(0.6%)	(423)	(0.7%)
Other income, net	327	0.4%	657	0.8%	89	0.1%
Professional fees for reverse merger	—	—	(639)	0.8%	—	—
Income before taxes	3,330	4.0%	6,042	7.1%	3,552	5.7%
Tax expense	(1,274)	(1.5%)	(2,273)	(2.7%)	(1,059)	(1.7%)
Minority interest	(128)	(0.2%)	(345)	(0.4%)	(235)	(0.4%)
Net income	1,928	2.3%	3,424	4.0%	2,258	3.6%

Net sales

Net sales decreased by $1.6 million, or 1.9%, to $83.3 million in 2006 from $84.9 million in 2005. Net sales increased by $22.9 million, or 36.9%, to $84.9 million in 2005 from $62.0 million in 2004. Net sales for the fourth quarter ended December 31, 2006 increased $2.8 million, or 13.9%, to $22.9 million from $20.0 million for the same period in 2005.

During 2006, as a result of the increased production costs faced by many of our customers, our customers have cut their production reducing demand for our products. Our customers have experienced, similar to our experience, an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transporting products, again, the result of the increase in the cost of gasoline.

To counter these effects and increase our sales, part of our business strategy is to increase market share by expanding our markets outside of China by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service. Our efforts have so far resulted in improving sales for the second half of 2006 after a significant decline in sales for the first half of 2006 when compared to the same periods for 2005.

Our success in increasing sales over the past three years is attributable to primarily our increase market shares of our product lines:

•	Toulene oxidization series – Our revenues increased in this series, principally from our sodium benzoate and benzoic acid products, from $16.2 million in 2003 to $30.8 million in 2006.

•	Toulene chlorinazation series – Our revenues increased in this series from $13.7 million in 2003 to $26.0 million in 2006.

•	Acrolein series – Our revenues increased in this series, primarily glutaraldehyde, from $1.3 million in 2003 to $8.1 million in 2006.

Cost of sales and gross profit

Cost of sales increased by $1.2 million, or 1.7%, to $72.3 million in 2006 from $71.1 million in 2005. Cost of sales increased as a percent of net sales from 83.7% in 2005 to 86.8% in 2006. Gross profit decreased by $2.8 million, or 20.4%, to $11.0 million in 2006 from $13.8 million in 2005. Gross profit for the fourth quarter ended December 31, 2006 was $3.0 million, a decrease compared to gross profit of $3.6 million for the fourth quarter ended December 31, 2005. In 2006, due to the rising price of raw materials and coal, our gross profit, as a percent of net sales, dropped from 16.3% in 2005 to 13.2% in 2006.

This is a reversal compared to prior years. Cost of sales increased by $18.6 million, or 35.4%, to $71.1 million in 2005 from $52.5 million in 2004. Cost of sales decreased as a percent of net sales from 84.7% in 2004 to 83.7% in 2005. Gross profit increased by $4.4 million, or 46.3%, to $13.9 million in 2005 from $9.5 million in 2004. Our gross profit, as a percent of net sales, increased to 16.3% in 2005 from 15.3% in 2004.

As described above, we have, along with other production facilities in China, experienced a significant increase in the cost of production, which is mainly attributable to an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transportation.

Administrative expenses

Our administrative expenses have remained relatively stable while our net sales have increased. Our administrative expenses increased by $0.1 million to $2.9 million in 2006 from $2.8 million in 2005, and increased as a percent of net sales, to 3.5% in 2006 from 3.2% in 2005. Our administrative expenses increased by $0.4 million to $2.8 million in 2005 from $2.4 million in 2004, but dropped, as a percent of net sales, from 3.8% in 2004 to 3.2% in 2005.

Selling and distribution expenses

Our selling and distribution expenses are primarily comprised of the cost of the transportation of the products and generally fluctuate directly with our sales. These expenses have increased over the past three years primarily due to the rising cost of fuel. Our selling and distribution expenses remained relatively stable, rising from $4.1 million, or 4.9% of net sales, in 2005 to $4.2 million, or 5.1% of net sales, in 2006. Selling and distribution expenses increased by $1.2 million to $4.1 million in 2005 from $2.9 million in 2004. As a percent of net sales, however, our selling and distribution expenses only marginally increased from 4.7% in 2004 to 4.9% in 2005.

Income from Continuing Operations

Primarily because of the increased cost of the petroleum-based raw materials and the increased cost of coal, our income from continuing operations decreased from $6.5 million, or 7.7% of net sales, in 2005 to $3.7 million, or 4.4% of net sales, in 2006.

Our income from continuing operations increased from $3.9 million, or 6.3% of net sales, in 2004 to $6.5 million, or 7.7% of net sales, in 2005. This was primarily the result of improved gross profit and relative containment of administrative expenses and selling and distribution expenses in 2005 compared to 2004.

Finance Cost

Finance cost is primarily the interest expense of our bank loans. Finance cost was $0.6 million in 2006 and $0.5 million in 2005. As a percent of net sales, our finance cost increased from 0.6% in 2005 to 0.8% in 2006. Finance cost was $0.5 million in 2005 and $0.4 million in 2004. As a percent of net sales, our finance cost dropped from 0.7% in 2004 to 0.6% in 2005.

Tax Expense

Our tax expense is comprised of surplus tax, income tax, and local taxes. Our tax expense was $1.3 million, or 1.5% of net sales, in 2006, $2.3 million, or 2.7% of net sales in 2005, and $1.1 million, or 1.7% of net sales, in 2004.

Net Income

Net income for 2006 was $1.9 million, or 2.3% of net sales. Net income for 2005 was $3.4 million, or 4.0% of net sales. Net income for 2004 was $2.3 million, or 3.6% of net sales.

Liquidity and Capital Resources

The following table sets forth the changes in our cash flows appearing in our consolidated statements of cash flows (in thousands and U.S. dollars):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change
Net cash flows provided by (used in) operating activities	$1,752	$2,276	$(524)
Net cash flows provided by (used in) investing activities	(3,172)	(2,652)	(520)
Net cash flows provided by (used in) financing activities	2,397	(571)	2,968

Our primary source of cash flow is from our operations and bank loans. Our cash position increased to $5.7 million as of December 31, 2006 from $4.6 million as of December 31, 2005. Our cash and cash equivalents are denominated in renminbi. We did not engage in any hedging activities relating to foreign exchange, interest rates or other risks in 2006 or 2005.

Operations

Net cash provided by operating activities was $1.8 million for 2006 compared to $2.3 million for 2005. Net cash used by operating activities for the nine months ended September 30, 2006 was $2.0 million. Cash inflow during 2006 was mainly impacted by the company’s net income before deducting depreciation and other non-cash expenses offset by a significant increase in accounts receivables. Our accounts receivable as of December 31, 2006 increased by almost $2.7 million from December 31, 2005, but declined $2.8 million since September 30, 2006. Our accounts receivable which are more than 60 days old as of December 31, 2006 are $6.4 million, a $1.2 million decrease from $7.6 million as of September 30, 2006.

Net cash provided by operating activities was $2.3 million for the year ended 2005 compared to net cash used in operating activities of $55,000 in 2004. Cash inflow was mainly impacted by the net effect of the increase in net income in 2005 and use of funds in reduction of trade and other payables and accrued liabilities reflecting ongoing growth in the volume of raw materials.

As of December 31, 2006, our current assets were $34.3 million and current liabilities were $23.9 million resulting in a current ratio of approximately 1.44 to 1. As of December 31, 2005, our current assets were $30.8 million and current liabilities were $21.1 million resulting in a current ratio of approximately 1.46 to 1.

Investing

Net cash used in investing activities was $3.2 million for 2006 compared to $2.7 million for 2005 and $1.3 million for the nine months ended September 30, 2005. Cash used in investing activities for 2006 was approximately $1.4 million towards acquisition of our land use rights and approximately $1.7 million towards property, plant and equipment. We accrued additional cost of $1.3 million for the land use right which represents taxes and fees payable to the government. The balance due on the land use rights was $2.3 million as of December 31, 2006, which is due September 30, 2007.

Net cash used for investing activities increased by $0.5 million to $3.1 million in 2006 from $2.7 million in 2005. Our investing activities in 2006, 2005 and 2004 were essentially $3.2 million, $2.7 million and $4.1 million, respectively, for our continued expansion of our facilities and the payments towards our land transfer rights. Our overall expenditures for the purchase of property, plant and equipment amounted to $1.8 million, $2.3 million and $3.0 million in 2006, 2005 and 2004, respectively. We anticipate our capital expenditure for 2007 to be approximately $3.0 million. The capital for these expenditures is expected to be financed by our short term bank debt and operating income.

Financing

Net cash provided by financing activities was $2.4 million for 2006 compared to net cash used in financing activities of $0.6 million for 2005 and $2.4 million for the nine months ended September 30, 2006. This change was the result of an increase in bank loans of approximately $2.7 million — from $6.2 million as of December 31, 2005 to $8.9 million as of December 31, 2006. No new bank loans were negotiated during the fourth quarter of 2006. Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2006.

Net cash used for financing activities in 2005 was $0.6 million compared to net cash used for financing activities of $0.1 million in 2005. Net cash used for financing activities in 2005 was $0.6 million mainly reflecting short term bank borrowing of $6.2 million and repayments of $6.7 million.

We have historically relied on short term funding to satisfy our short-term obligations through the refinancing of indebtedness and other measures. We have a short term loan of $5.1 million from the Commercial Bank of China with the interest of 5.85% per year and a short term loan of $3.8 million from China Merchants’ Bank with the interest of 5.58% per year. All of our short-term borrowings were denominated in renminbi. As at December 31, 2006, the outstanding amount under these loans was $8.9 million. With cash generated from our operations, we believe that we have more than sufficient resources to meet our foreseeable working capital needs. Our ability to obtain external financing in the future and the cost of such financing are subject to a variety of uncertainties, including:

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

Contractual Obligations

We have entered into certain long-term contractual obligations that will require various payments over future periods as follows:

	Contractual Cash Obligations (In thousands of dollars) Payments due by Period as of December 31, 2006
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating Lease Obligations	$224	$39	$83	$42	$113

Total	$224	$39	$83	$42	$113

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial statements, as we currently have no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not anticipate the adoption of SFAS No. 156 will have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

The FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) “ which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. The disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions with effective as of the end of the fiscal year ending after June 15, 2007. We are currently evaluating the impact of adopting SFAS No. 158 on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $6.2 million as of December 31, 2005 to $8.9 million as of December 31, 2006. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $51,000 and $36,000 in 2006 and 2005, respectively. Actual results may differ.

Foreign Exchange Risk

Substantially all of our revenues derived and expenses and liabilities incurred are in renminbi. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Fluctuation of the RMB could materially affect our financial condition and results of operations.” In July 2005, the PRC government reformed its foreign exchange regime by moving into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. A stronger renminbi, although intended to reduce China’s trade surplus, make its imports cheaper, and boost domestic consumption, would also make our products more expensive to foreign buyers.

We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the year ended December 31, 2006 was not material to us. See Note 3, under the captions “Foreign currency translation” and “Fair value of financial instruments” to the consolidated financial statements commencing on page F-1.

Commodity Risk

Our principal main raw materials in manufacturing our products are petroleum and petrochemical products and, accordingly, we are exposed to market risk from price changes in crude oil and refined oil products. As of the date of this Annual Report, crude oil prices were trading at around $65 per barrel. Rising global demand for crude oil and geopolitical concerns, including violence in Iraq and rising resource nationalism in South America, create uncertainty and possibility of rising prices for the principal source raw material for our products’ raw materials.

We have not tried to reduce our exposure to such risk by using hedging transactions like forward commodity contracts. We may, however, do so in the future. Historically, we were unable to pass these cost increases on to our customers. Starting in 2005, we were permitted to raise the sales prices of our products and pass a portion of the cost increase on to our customers. We have been unable to pass along all of this cost increase. Our ability to increase the prices for our products will depend to a great extent on market competition and demand. See “Risk Factors — We may not be able to pass on all cost increases from rising crude oil prices.” and “Risk Factors — Our operations may be adversely affected by the cyclical nature of the petroleum and petrochemical market and by the volatility of prices of crude oil and refined oil products.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth on pages F-1 to F-29 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Prior to the acquisition of Wuhan Youji on July 1, 2005, Cougar Holdings was an exploration stage company formed to explore its properties in Canada for the presence of gemstones. Prior to the acquisition, Cougar Holdings’ activities had consisted solely of the staking of mining claims and Cougar Holdings had not developed any mining properties into a producing mine, nor did it ever earn revenue from any of the properties. During the quarter ended June 30, 2005, Cougar Holdings transferred its mineral claims and, as of June 30, 2005, no longer owned any mineral claims or had any properties to explore. Cougar Holdings’ operations prior to July 1, 2005 necessitate disclosure controls and procedures substantially different than now demanded by our operations as a result of the acquisition of Wuhan Youji.

To address the significant change in the size and scope of operations of our company after the acquisition of Wuhan Youji, our management, in conjunction with our accounting and legal advisors, have established disclosure controls and procedures to ensure that:

•

the information required to be disclosed by us in our SEC reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and

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

In conjunction with the foregoing, as of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Internal Control over Financial Reporting

On December 15, 2006, the SEC announced that it has further postponed the compliance date for reporting on internal control over financial reporting by non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These registrants were scheduled to include in their annual report, a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005. However, due to the SEC’s announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or after December 15, 2007. As a result, our management has deferred preparation for compliance with the internal control documentation, evaluation, and reporting provisions of Section 404 and plans to proceed with the project in 2007.

In conjunction with the foregoing, there was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITION
Yuankun Gao	48	President and Director
Xingwen Diao	42	Chairman of the Board
Zitong Li	45	Chief Executive Officer and Director
Fenggang Wu	41	Chief Financial Officer and Director
Limin Chen	50	Chief Operating Officer and Director
Hongdun Zhou	58	Director
Guangyuan Hu	51	Secretary

Yuankun Gao, President and Director. Mr. Gao was Cougar Holdings’ Chairman of the Board

from August 2005 to September 2006 and continues to serve as a director. He has been the President of Cougar Holdings since August 2005. Mr. Gao has been the Chairman of the Board of Directors and the President of Linuo Group Co. Limited, a companies group engaged in multi-business operations in China since 1992. He is also the owner of Wuhan Linuo Investment Co. Limited which is a major shareholder of Wuhan Youji Industries Co. Limited. Mr. Gao began his career in 1981 as a marketing manager at Shandong Yinan Industries Supply and Marketing Corporation after obtaining his master degree from business school of Shandong University. From 1986 to 1992 he worked as the managing director of Shandong Lunan Medical Glass General Corporation. From 1992 to 1994 he worked as the deputy chief of Shandong Institute of Medical Machinery Research. Mr. Gao is also the Chairman of Shandong Jinan Association of Industrial and Commercial Enterprises, Vice Chairman of Jinan Committee of Political Consultative Conference, and the Chairman of Shandong Union of Private Enterprises.

Xingwen Diao, Chairman of the Board. Mr. Diao has been Cougar Holdings’ Chairman of the Board of Directors since September 2006. Mr. Diao has been the Chief Executive Officer of Wuhan Linuo Chemicals Group since March 2004 and has substantial experience in administration, marketing and human resources, serving as General Manager of the Marketing Department, General Manager of the Human Resources Department and Vice General Manager of Linuo Pharmaceutical Group (2003) and Chief Executive Officer of Xian Flanders Venture Capital Investment Co. (a joint-venture company) (from 2001-2002 ), Vice General Manager of Xian Ginwa Enterprises Group (2000-2001), Manager of the Human Resources Department of Xian Janssen Pharmaceutical Co. (1996-2000), Manager of the Department of Sales of Science Development attached to The Fourth Military Medical University (1988-1996).

Zitong Li, Chief Executive Officer and Director. Mr. Li has been Cougar Holdings’ Chief Executive Officer and a director since September 2006. Mr. Li has served Vice President and a Director of Wuhan Youji Industries Co. Limited since 1994. Mr. Li earned his M.B.A from Peoples University of China and a Masters of Economics Degree from Huazhong Technology University.

Fenggang Wu, Chief Financial Officer and Director. Mr. Wu has been Cougar Holdings’ Chief Financial Officer and a director since September 2006. Mr. Wu has been Secretary of the Board of Directors of Linuo Group, Vice General Manager of Shandong Linuo Investment Co. and Vice Director of the Security Research Institute of Shandong Economy College. Mr. Wu earned his Ph. D. in Tianjin Management College, Tianjin University and did his post doctorial research in People’s University of China. Mr. Wu served as an officer of Foreign Exchange Bureau of Shandong Province (2001-2002) and an officer of Shandong Branch of People’s Bank of China (1994-1998).

Limin Chen, Chief Operating Officer and Director. Mr. Chen has been the Chief Operating Officer and a director of Cougar Holdings since August 2005. Mr. Chen has been our Senior Engineer and a vice president and director of Wuhan Youji since 1994.

Hongdun Zhou, Director. Mr. Zhou served as Cougar Holdings’ Chief Executive Officer from June 2005 to September 2006, served as a member of the Board of Directors since June 2005 and was appointed Vice-Chairman of the Board in August 2005. Mr. Zhou has been the President and Managing Director of Wuhan Youji Industries Co. Limited since 1994, a director of Wuhan Youji’s majority-owned subsidiary, Wuhan Youji Import & Export Co., since September 2001. Mr. Zhou began his career in 1968 as a technical staff member at Wuhan Youji Hecheng Chemical Plant (presently known as Wuhan Youji Industries Co. Limited.) after graduating from college. Subsequently, he has held the positions of Deputy Manager and Director at Wuhan Youji Hecheng Chemical Plant. Mr. Zhou has been recognized as a Most Outstanding Entrepreneur in Hubei Province four times. He is also a representative of People’s Congress of both the Qiaokou District of Wuhan and the City of Wuhan.

Guangyuan Hu, Secretary. Mr. Hu has been the Secretary of Cougar Holdings since August 2005. Mr. Hu has served as the corporate secretary and a director of Wuhan Youji since November 2003 and has been the President of Wuhan Linuo Investment Co. Limited since July 2003. Mr. Hu has substantial experience in financing and financial management and control of a company. Serving as a credit manager of Standard Chartered Bank and Construction Bank of China for about 10 years, Mr. Hu is also experienced in banking management, project financing and investment.

Code of Conduct

Cougar Holdings adopted a Code of Ethics that applies to our executive officers and directors. We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to us at, Cougar Holdings Inc., 10 Gongnong Rd, Qiaokou District, Wuhan 430035, PRC.

The other information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
2.1	Agreement for Acquisition of 100% Ownership in Wuhan Youji Industries Co. Limited dated June 9, 2005 (1)

2.2	Stock Reforming and Stock Reorganization Program of Wuhan Youji Industries Co., Ltd. dated August 4, 2003 (5)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (3)

4.1	Specimen Common Stock Certificate (3)

9.1	Employee Joint Stock Fund Management Regulation (6)

10.1	Cougar Holdings Inc. 2005 Stock Incentive Plan (4)

10.2	Contract for Short Term Loan from Industrial and Commercial Bank of China Qiao Kou Sub-Branch dated June 21, 2005 (5)

10.3	Loan Contract from Xunlimen Branch of China Merchants Bank Co., Ltd. dated August 9, 2005 (5)

21.1	List of Subsidiaries*

31.1	Section 302 Certification — Chief Executive Officer*

31.2	Section 302 Certification — Chief Financial Officer*

32.1	Section 906 Certification — Chief Executive Officer*

32.2	Section 906 Certification — Chief Financial Officer*

(1)	Incorporated by reference to the Form 8-K/A-1 filed on September 8, 2005.
(2)	Incorporated by reference to the Form 8-K filed on May 2, 2005.
(3)	Incorporated by reference to the Form 10-SB filed on March 7, 2003.
(4)	Incorporated by reference to the Form 8-K filed on April 29, 2005.
(5)	Incorporated by reference to the Form 10-KSB filed on October 13, 2005.
(6)	Incorporated by reference to the Form 10-KSB/A-1 filed on October 27, 2005.
*	Filed herewith.

Financial Statement Schedules

The financial statement schedules required by Part IV, Item 15, are included immediately after the signature page of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Cougar Holdings Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUGAR HOLDINGS INC.

By	/s/ ZITONG LI
Zitong Li Chief Executives Officer

Date: April 9, 2007

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
	President and Director	, 2007
Yuankun Gao

	Chairman of the Board	, 2007
Xingwen Diao

/s/ ZITONG LI	Chief Executive Officer and Director	April 9, 2007
Zitong Li	(principal executive officer)

/s/ FENGGANG WU	Chief Financial Officer and Director	April 7, 2007
Fenggang Wu	(principal financial and accounting officer)

/s/ LIMIN CHEN	Chief Operating Officer and Director	April 9, 2007
Limin Chen

/s/ HONGDUN ZHOU	Director	April 6, 2007
Hongdun Zhou

Item 15

Cougar Holdings Inc.

Financial Statements Schedules :-

Valuation and Qualifying Accounts

Three years ended December 31, 2006

	Balance at beginning $	Charge (credit) to other comprehensive income for exchange differences on translation $	Acquisition $	Charge (credit) to expenses $	Balance at end of year $
Allowance for Doubtful Accounts

of Trade and Other Receivables
Year ended December 31, 2006	3,941,069	127,194	—	(304,066)	3,764,197
Year ended December 31, 2005	3,803,411	105,195	—	32,463	3,941,069
Year ended December 31, 2004	3,801,484	—	—	1,927	3,803,411

Provision for Obsolete Inventories

Year ended December 31, 2006	189,556	6,426	—	244	196,226
Year ended December 31, 2005	184,521	5,045	—	(10)	189,556
Year ended December 31, 2004	184,259	30	—	232	184,521

Tax Valuation Allowance

Year ended December 31, 2006	61,525	—	—	648	62,173
Year ended December 31, 2005	—	—	19,294	42,231	61,525
Year ended December 31, 2004	—	—	—	—	—

COUGAR HOLDINGS INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cougar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Cougar Holdings Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF

Certified Public Accountants

Hong Kong, China

March 2, 2007

Cougar Holdings Inc.

Consolidated Statements of Operations

(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Revenue
Net sales	$83,350,121	$84,940,710	$62,007,261
Cost of sales	(72,329,348)	(71,090,022)	(52,535,260)

Gross profit	11,020,773	13,850,688	9,472,001

Expenses
Administrative expenses	2,942,498	2,772,546	2,357,398
Depreciation and amortization	262,802	174,999	174,816
(Recovery of) provision for doubtful debts	(304,066)	32,463	1,927
Research and development expenses	22,176	70,480	25,646
Other operating expenses	189,779	171,408	93,591
Selling and distributing costs	4,233,016	4,122,204	2,932,486

	7,346,205	7,344,100	5,585,864

Income before the following items and taxes	3,674,568	6,506,588	3,886,137
Interest income	47,550	51,709	76,251
Subsidy income from the PRC authorities for research and development, environmental and general operations	161,459	192,602	—
Compensation received for cancellation of purchase order	—	257,490	—
Other income	117,838	155,694	12,850
Professional fees for reverse takeover	—	(638,583)	—
Finance costs—Note 5	(671,788)	(483,461)	(423,638)

Income before taxes	3,329,627	6,042,039	3,551,600
Income taxes—Note 6	(1,273,535)	(2,273,079)	(1,059,370)

Income before minority interests	2,056,092	3,768,960	2,492,230
Minority interests—Note 3	(128,081)	(345,263)	(234,733)

Net income	$1,928,011	$3,423,697	$2,257,497

Earnings per share: basic and diluted—Note 7	$0.10	$0.18	$0.13

Weighted average number of shares outstanding: basic and diluted	20,000,000	18,586,712	17,150,000

See notes to consolidated financial statements

Cougar Holdings Inc.

Consolidated Balance Sheets

(Stated in US Dollars)

	As of December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$5,699,955	$4,549,500
Restricted cash—Note 8	1,497,567	1,416,384
Marketable equity securities	223	12,655
Trade receivables (net of allowance of doubtful accounts of $2,752,515 in 2006 and $2,686,893 in 2005)	12,016,716	9,347,397
Amounts due from related parties—Note 9	459,672	152,851
Other receivables (net of allowance of doubtful accounts of $1,011,682 in 2006 and $1,254,176 in 2005)	1,255,835	1,247,842
Inventories, net—Note 10	9,641,216	9,720,469
Prepaid expenses and deposits—Note 11	2,494,148	3,011,124
Deferred taxes—Note 6	1,243,765	1,307,695

Total Current Assets	34,309,097	30,765,917
Investments in unlisted equity securities at cost	307,680	297,600
Property, plant and equipment, net—Note 12a	13,664,495	12,896,610
Land use rights—Note 12b	5,153,186	3,804,320

TOTAL ASSETS	$53,434,458	$47,764,447

Cougar Holdings Inc.

Consolidated Balance Sheets (cont’d)

(Stated in US Dollars)

	As of December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Trade payables	$5,141,396	$5,069,472
Payable in respect of land use rights—Note 12b	2,266,576	2,318,676
Other payables and accrued liabilities—Note 13	4,581,445	4,335,314
Dividend payable—Note 14	2,611,441	2,525,886
Income tax payable	282,843	625,169
Unsecured short-term bank loans—Note 15	8,974,000	6,200,000

TOTAL LIABILITIES	23,857,701	21,074,517

COMMITMENTS AND CONTINGENCIES—Note 16

MINORITY INTERESTS—Note 3	1,535,708	1,472,871

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share—Note 17
Authorized 60,000,000 shares in 2006 and 2005; issued and outstanding 20,000,000 shares in 2006 and 2005	20,000	20,000
Additional paid-in capital	7,414,550	7,414,550
Statutory and other reserves—Note 19	4,885,670	4,557,868
Accumulated other comprehensive income—Note 20	1,738,744	842,765
Retained earnings	13,982,085	12,381,876

TOTAL STOCKHOLDERS’ EQUITY	28,041,049	25,217,059

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,434,458	$47,764,447

See notes to consolidated financial statements

Cougar Holdings Inc.

Consolidated Statements of Cash Flows

(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$1,928,011	$3,423,697	$2,257,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,377,080	1,189,382	1,055,660
Deferred taxes	106,028	12,751	(10,730)
Loss on disposal of property, plant and equipment	61,265	308	36,954
Gain on disposal of marketable equity securities	(4,773)	—	—
(Recovery of) provision for doubtful debts	(304,066)	32,463	1,927
Provision (recovery of provision) for obsolete
Inventories	244	(10)	232
Minority interests	128,081	345,263	234,733
Changes in operating assets and liabilities:
Restricted cash	(32,535)	(641,825)	(54,117)
Trade receivables	(2,280,128)	(154,586)	(609,256)
Amounts due from related parties	(293,619)	(44,000)	51,911
Other receivables	312,772	125,494	524,585
Inventories	503,871	(573,967)	(2,837,794)
Prepaid expenses and deposits	606,413	(663,890)	1,167,566
Trade payables	(97,761)	(1,052,791)	(1,132,862)
Other payables and accrued liabilities	97,278	29,644	(639,683)
Income tax payable	(356,129)	247,837	(101,742)

Net cash flows provided by (used in) operating activities	1,752,032	2,275,770	(55,119)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(1,763,568)	(2,291,737)	(2,994,587)
Payments to acquire and for deposit for acquisition of land use rights	(1,426,287)	(963,912)	(491,684)
Dividend received from marketable equity securities	—	272	224
Purchase of marketable equity securities	—	—	(771)
Proceed from sale of marketable equity securities	17,373		—
Decrease (increase) in restricted cash pledged for bank loans	—	603,400	(603,400)
Cash acquired on the reverse takeover—Note 4	—	100	—

Net cash flows used in investing activities	$(3,172,482)	$(2,651,877)	$(4,090,218)

Cougar Holdings Inc.

Consolidated Statements of Cash Flows (cont’d)

(Stated in US Dollars)

	Year ended December 31,
	2006	2005	2004
Cash flows from financing activities
Dividend paid to minority stockholders	$(115,395)	$(22,399)	$(44,357)
New bank loans	8,792,000	6,200,000	6,577,060
Repayment of bank loans	(6,280,000)	(6,748,550)	(6,657,916)

Net cash flows provided by (used in) financing Activities	2,396,605	(570,949)	(125,213)

Effect of foreign currency translation on cash and cash equivalents	174,300	131,286	84

Net increase (decrease) in cash and cash equivalents	1,150,455	(815,770)	(4,270,466)
Cash and cash equivalents—beginning of period	4,549,500	5,365,270	9,635,736

Cash and cash equivalents—end of period	$5,699,955	$4,549,500	$5,365,270

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	514,972	360,079	372,596
Income taxes	$1,523,635	$2,038,883	$1,171,861

See notes to consolidated financial statements

Cougar Holdings Inc.

Consolidated Statements of Stockholders’ Equity

(Stated in US Dollars)

	Common stock		Additional paid-in capital	Statutory and other reserves (Note 19)	Accumulated other comprehensive income (Note 20)	Retained earnings	Total

	No. of shares	Amount
Balance, January 1, 2004	17,150,000	$17,150	$7,349,408	$2,794,498	$212,292	$8,464,052	$18,837,400
Comprehensive income
Net income	—	—	—	—	—	2,257,497	2,257,497
Unrealized losses on marketable equity Securities	—	—	—	—	(8,807)	—	(8,807)
Foreign currency translation adjustments	—	—	—	—	(377)	—	(377)

Total comprehensive income							2,248,313
Appropriation to reserves	—	—	—	668,577	—	(668,577)	—

Balance, December 31, 2004	17,150,000	17,150	7,349,408	3,463,075	203,108	10,052,972	21,085,713
Shares issued for the reverse takeover	2,850,000	2,850	65,142	—	—	—	67,992
Comprehensive income
Net income	—	—	—	—	—	3,423,697	3,423,697
Unrealized losses on marketable equity Securities	—	—	—	—	(3,145)	—	(3,145)
Foreign currency translation adjustments	—	—	—	—	642,802	—	642,802

Total comprehensive income							4,063,354
Appropriation to reserves	—	—	—	1,094,793	—	(1,094,793)	—

Balance, December 31, 2005	20,000,000	20,000	7,414,550	4,557,868	842,765	12,381,876	25,217,059
Comprehensive income
Net income	—	—	—	—	—	1,928,011	1,928,011
Unrealized losses on marketable equity Securities	—	—	—	—	(2,074)	—	(2,074)
Foreign currency translation adjustments	—	—	—	—	898,053	—	898,053

Total comprehensive income							2,823,990
Appropriation to reserves	—	—	—	327,802	—	(327,802)	—

Balance, December 31, 2006	20,000,000	$20,000	$7,414,550	$4,885,670	$1,738,744	$13,982,085	$28,041,049

See notes to consolidated financial statements

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

1.	Corporation information

Cougar Holdings Inc. (the “Company”) was incorporated in the State of Nevada on June 2, 1999. The Company was organized to explore properties in British Columbia, Canada, for gemstones and other commercial grade minerals. The Company’s shares are quoted for trading on the OTC Bulletin Board in the United States of America.

On June 9, 2005, an agreement for acquisition of 100% ownership in Wuhan Youji Industries Co., Limited (“Wuhan Youji”) was entered into by and among the Company, Hudson Capital Corporation (“Hudson”), a stockholder of the Company, Wuhan Youji and the shareholders of Wuhan Youji (“Wuhan Shareholders”) whereby the Company would acquire 55,835,679 shares of common stock representing 100% of the issued and outstanding common stock of Wuhan Youji for 17,150,000 shares of voting common stock of the Company issued to the Wuhan Shareholders (“Acquisition Agreement”).

The aforesaid transaction was completed on July 1, 2005 and thereafter Wuhan Youji became a wholly owned subsidiary of the Company and the Wuhan Shareholders became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (the “RTO”). As part of the RTO, Hudson returned 747,751 shares of the Company’s voting common stock for cancellation for $1.

Wuhan Youji was incorporated in the People’s Republic of China (the “PRC”) as a joint stock company with limited liability on June 18, 1994. Upon incorporation, its capital comprised of 46,529,679 shares of common stock of PRC’s Renminbi (“RMB”) 1 each of which 30,369,679 shares were held by a PRC state owned enterprise (“SOE”).

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

The suppliers of the Company are mainly situated in the PRC whilst the customers are located in both the PRC and overseas including Japan, Korea, the United States of America and Europe. Our customers include manufacturers, retail traders and some famous foreign companies.

3.	Summary of significant accounting policies

Basis of presentation and consolidation

On July 1, 2005, the RTO was completed. Accordingly, the purchase method under reverse takeover accounting is adopted for the preparation of consolidated financial statements. It means that the consolidated financial statements are issued under the name of the legal parent, the Company, but a continuation of the consolidated financial statements of Wuhan Youji. The comparative figures represent the financial position of Wuhan Youji and the results of its operations and its cash flows.

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

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade and other receivables. As of December 31, 2006 and 2005, substantially all of the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. The Company maintains an allowance of doubtful accounts for trade and other receivables.

During the reporting periods, no customers contributed 10% or more of the Company’s consolidated revenue.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of December 31, 2006 and 2005, the cash and cash equivalents were denominated in RMB and are not freely convertible into foreign currencies.

Restricted Cash

Restricted cash consists primarily of bank deposits held as collateral for purchase of raw materials from a supplier and in connection with staff housing fund. More details are set out in notes 8 and 13b.

Marketable equity securities

Marketable equity securities represent the available-for-sale equity securities and are carried at current fair values by reference to their market prices. The change in fair values is taken to accumulated other comprehensive income.

There is no significant market price risk as there was no significant fluctuation on market prices and the marketable equity securities are not significant to the Company.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Investments in unlisted equity securities

The unlisted equity securities are held for long-term purposes. The management considers they have no other-than-temporary impairment and are carried at cost in the absence of availability of market prices. Only dividends are recognized as income.

Allowance of doubtful accounts

The Company establishes an allowance of doubtful accounts based on management’s assessment of the collectibility of trade and other receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and the related ageing analysis.

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

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from one to two months in the normal course of business. The Company does not accrue interest on trade receivable.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The reserve requirements generally increase as the projected demand requirements decrease due to market conditions and product life cycle changes. During the reporting periods, the Company made provision on a specific basis.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on the straight-line basis over the assets’ estimated useful lives. The principal annual rates are as follows :-

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

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis :-

(i)	revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured;

(ii)	interest income is recognized on an accrual basis; and

(iii)	government subsidies that compensate the Company for certain research and development, environmental and general expenses incurred are recognized as income at the time when the approval documents are obtained from the relevant Government authorities and when they are received.

Advertising, transportation, research and development expenses

Advertising, transportation, research and development, and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to nil, $6,924 and $5,783 during 2006, 2005 and 2004 respectively are included in selling and distribution costs.

Transportation expenses amounting to $3,413,478, $2,782,208 and $1,964,460 during 2006, 2005 and 2004 respectively are included in selling and distribution costs.

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

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity. The exchange rates were RMB1 for $0.1282, $0.1240 and $0.1207 in effect at December 31, 2006, 2005 and 2004 respectively. The average exchange rates for each of the three years in the period ended December 31, 2006 were RMB 1 for $0.1256, $0.1219 and $0.1207 respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to US dollars after the balance sheet date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, marketable equity securities, amounts due from related parties, trade and other receivables, deposits, dividend payable, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amount of investments in unlisted equity securities approximate their fair values in the absence of the impairment. The carrying amounts of short-term bank borrowings approximate their fair values because the applicable interest rates approximate current market rates.

It is the management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

In respect of foreign currency risk, the Company is exposed to this risk arising from export sales transactions and recognized trade receivables as they will affect the future operating results of the Company. The Company did not have any hedging activities during the reporting period.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Fair value of financial instruments (cont’d)

In addition, the functional currency of the Company is RMB and the exchange difference on translation to US dollars for reporting purpose is taken to accumulated other comprehensive income.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the years. The weighted average number of shares outstanding for 2004 represents the number of shares issued by the Company for the RTO (Note 1).

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial statements, as it currently has no financial instruments within the scope of SFAS No. 155.

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

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

3.	Summary of significant accounting policies (cont’d)

Recently issued accounting pronouncements (cont’d)

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

The FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R) “ which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement is effective for fiscal year ending after December 15, 2006. The adoption of this statement does not have any impact on the Company’s financial statements.

4.	Reverse takeover

Pursuant to the Acquisition Agreement dated June 9, 2005, the Company acquired 100% ownership interest in Wuhan Youji, in consideration for the issuance by the Company of 17,150,000 common shares. The acquisition of Wuhan Youji has been accounted for using the reverse takeover accounting basis whereby Wuhan Youji being the accounting parent and the Company being the accounting subsidiary. The net assets of the Company at the completion date on July 1, 2005 are as follows :-

Current assets
Cash and cash equivalents	$100
Prepaid expenses and deposits	75,892
Current liabilities
Other payables and accrued liabilities	(8,000)

Net assets acquired	$67,992

During the period from July 1, 2005 to December 31, 2005, the Company did not generate any revenue and incurred expenses of $124,208.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

5.	Finance costs

	Year ended December 31,
	2006	2005	2004
Interest expenses	$514,972	$360,079	$372,596
Bank charges and net exchange loss	156,816	123,382	51,042

	$671,788	$483,461	$423,638

6.	Income taxes

The components of the income from continuing operations before income taxes are :-

	Year ended December 31,
	2006	2005	2004
The PRC	$3,331,534	$6,166,247	$3,551,600
The United States	(1,907)	(124,208)	—

Total income before income taxes	$3,329,627	$6,042,039	$3,551,600

The components of the provision (benefit) for income taxes from continuing operations are :-

	Year ended December 31,
	2006	2005	2004
Current taxes
The PRC	$1,167,507	$2,260,328	$1,070,100
Deferred taxes
The PRC	106,028	12,751	(10,730)

	$1,273,535	$2,273,079	$1,059,370

The effective income tax expenses differs from the PRC statutory income tax rate of 33% from continuing operations in the PRC as follows :-

	Year ended December 31,
	2006	2005	2004
Provision for income taxes at 33%	$1,098,777	$1,993,873	$1,172,028
Non-deductible items for tax	284,059	428,230	176,225
Income not subject to tax	(109,930)	(190,013)	(288,883)
Tax rate differential	—	(1,242)	—
Valuation allowance	629	42,231	—

	$1,273,535	$2,273,079	$1,059,370

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

6.	Income taxes (cont’d)

Deferred tax assets as of December 31, 2006 and 2005 are composed of the following :-

	As of December 31,
	2006	2005
The PRC
Allowance of doubtful debts	$1,221,986	$1,283,926
Accrued liabilities	21,779	23,769
The United States
Operating losses available for future periods	62,173	61,525
Valuation allowance	(62,173)	(61,525)

	$1,243,765	$1,307,695

As of December 31, 2006 and 2005, the Company had recognized the temporary differences arising from the general provision for doubtful debts of approximately $3,703,000 and $3,891,000 respectively, and accrued liabilities of approximately $66,000 and $71,000 respectively.

As of December 31, 2006, the Company has incurred operating losses of $182,862 in the United States which, if unutilized, will expire through to 2026. Future tax benefits arising as a result of these losses have been offset by a valuation allowance.

7.	Earnings per share

The Company has no dilutive instruments. Accordingly, the basic and diluted earnings per share are the same.

8.	Restricted cash

	As of December 31,
	2006	2005
Bank deposits held :-
In connection with staff housing fund - Note 13b	$856,567	$796,384
As collateral for purchase of raw materials - Note 8a	641,000	620,000

	$1,497,567	$1,416,384

Note a:	In 2006 and 2005, one of the suppliers requested the Company to place deposit of $641,000 and $620,000 respectively with a bank as security for supply of raw materials for a period from December 1, 2006 to November 30, 2007 and November 22, 2005 to November 21, 2006 respectively.

9.	Amounts due from related parties

The amounts arise from trading transactions with two stockholders of the Company (Note 22) and are unsecured, interest-free and repayable within one year.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

10.	Inventories

	As of December 31,
	2006	2005
Raw materials	$1,825,611	$1,814,982
Work-in-progress	1,313,199	894,384
Finished goods	6,698,632	7,200,659

	9,837,442	9,910,025
Provision for obsolete inventories	(196,226)	(189,556)

	$9,641,216	$9,720,469

Provision (recovery of provision) for obsolete inventories of $244, ($10) and $232 were charged (credited) to operations in 2006, 2005 and 2004 respectively.

11.	Prepaid expenses and deposits

	As of December 31,
	2006	2005
Purchase deposits paid to suppliers - Note 11a	$2,462,073	$2,977,457
Prepaid expenses	32,075	33,667

	$2,494,148	$3,011,124

Note a : Certain suppliers request the Company to pay deposits as security in advance of delivery of raw materials. These deposits will be used to offset the subsequent billings.

12.	Property, plant and equipment and Land use rights

a.	Property, plant and equipment

	As of December 31,
	2006	2005
Plant and buildings	$7,549,777	$7,302,436
Machinery	16,099,733	12,684,988
Furniture, fixtures and equipment	27,314	25,437
Motor vehicles	435,666	421,393

	24,112,490	20,434,254
Accumulated depreciation	(11,165,920)	(9,526,928)

	12,946,570	10,907,326
Construction in progress	717,925	1,989,284

Property, plant and equipment, net	$13,664,495	$12,896,610

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

12.	Property, plant and equipment and Land use rights (cont’d)

a.	Property, plant and equipment (cont’d)

During the respective years, depreciation is included in :-

	Year ended December 31,
	2006	2005	2004
Cost of sales and overheads of inventories	$1,218,184	$1,119,418	$989,710
Administrative expenses	159,768	174,999	174,816

	$1,377,952	$1,294,417	$1,164,526

During 2006, 2005 and 2004, property, plant and equipment with carrying amounts of $61,265, $308 and $36,954 were disposed of at nil considerations resulting in losses of same amounts respectively.

b.	Land use rights

	As of December 31,
	2006	2005
Land use rights for office premises, production facilities and warehouses	$5,258,353	$3,804,320
Accumulated amortization	(105,167)	—

	$5,153,186	$3,804,320

In December 2004, the Company entered into an agreement with the SOE to purchase land use rights at a total consideration of $3,933,176. $1,410,200, $993,960 and $491,684 were paid in 2006, 2005 and 2004 respectively. The remaining balance of $1,037,332 together with the incidental costs relating to the acquisition of $1,229,244 aggregating to $2,266,576 is payable on September 30, 2007. The Company cannot freely transfer the lands before making final payment to the SOE.

As of December 31, 2005, the Company was in the process of application for the land use right certificates from the relevant PRC government authority. Such certificates were subsequently obtained in January 2006. These land use rights cover the usage of the lands for a period of 50 years from January 2006 to December 2055.

Amortization of $103,034 was charged as expenses in 2006. No amortization was charged as expenses in 2005 as the lease terms commenced in January 2006.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

13.	Other payables and accrued liabilities

	As of December 31,
	2006	2005
Accrued staff benefits - Note 13a	$1,542,992	$1,657,657
Staff housing fund - Note 13b	880,794	807,828
Other staff welfare - Note 13c	403,446	389,810
Sales deposits received from customers	875,282	482,094
Other payables	518,857	375,292
Accrued liabilities	129,394	159,385
Value-added taxes	230,680	463,248

	$4,581,445	$4,335,314

Notes	:-
a.	As detailed in Note 1, Wuhan Youji was formerly a subsidiary of SOE and privatized in 2003. In connection with the privatization, Wuhan Youji has undertaken to compensate its employees for loss of benefits. Such compensation was calculated based on the relevant PRC regulations and is payable to staff at the time of termination of employment or retirement.
b.	Pursuant to the relevant PRC’s regulations, each of the Company and its employees are required to contribute not less than 5% of their salaries to the housing fund. This fund is deposited into a bank (Note 8) in the name of Wuhan Youji and can only be used at the time when the employees purchase their houses. The obligation of the Company is only limited to those contributions made by the Company.
c.	Other staff welfare represents accrued staff medical, industry injury claims, labor and unemployment insurances. Such contribution is based on certain percentage of salaries.

14.	Dividend payable

This dividend payable represents the dividends declared by Wuhan Youji before privatization in 2003. All of the eligible stockholders are also stockholders of the Company except SOE. As of December 31, 2006, $1,726,861 was payable to SOE whilst the remaining balance of $884,580 was payable to those eligible Company’s stockholders.

To-date no demand for payment was made by these stockholders. The Company is under the obligation to pay such dividend and will honor such obligation upon the stockholders’ requests. As the dividend is payable on demand, the dividend payable is classified as a current liability.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

15.	Short-term bank loans

The Company uses unsecured short term bank loans to finance its working capital. As of December 31, 2006, the Company drew down unsecured short term bank loans of approximately $8.9 million (2005: $6.2 million) which were interest-bearing at an average rate of 5.688% (2005: 5.385%) per annum and with maturity of less than one year from December 31, 2006. All the bank loan facilities did not have any covenant for the Company during the reporting periods. As of December 31, 2006, the Company had fully utilized the bank loan facilities (2005: unused bank loan facilities to the extent of $620,000).

16.	Commitments and contingencies

a.	Operating lease arrangement

As of December 31, 2006, the Company had 2 non-cancelable operating leases for its warehouse facilities. The leases will expire in 2008 and 2020 respectively and the expected payments are as follows :-

Year ending December 31,
2007	$39,486
2008	30,112
2009	13,846
2010	13,846
2011	13,846
2012 and thereafter	113,072

$224,208

Rental expense relating to the operating leases was $42,157, $40,486 and $51,824 in 2006, 2005 and 2004 respectively.

b.	Environmental

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

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

16.	Commitments and contingencies (cont’d)

b.	Environmental (cont’d)

The Company incurred normal routine pollutant discharge fees of $204,328, $248,209 and $291,000 in 2006, 2005 and 2004 respectively. These costs are included in cost of sales.

c.	Capital commitment

On August 30, 2006, Wuhan Youji and Velsicol Chemical Corporation (“Velsicol”), a company incorporated in the US and a technology leader in high performance plasticizers, food additives and industrial intermediates, entered into an agreement to establish a PRC company, Velsicol Wuhan Youji Chemical Company Limited (“Velsicol Wuhan Youji”), to produce and market benzoate esters and polymeric plasticizers in Wuhan, Hubei Province of the PRC (the “Agreement”). Wuhan Youji has agreed to invest $445,900, representing 49% of the new company’s registered capital, according to the Agreement. As of December 31, 2006, the Company has not contributed any capital to Velsicol Wuhan Youji.

17.	Common stock

Authorized

On April 29, 2005, the directors of the Company resolved that the number of shares of common stock the Company was authorized to issue was reduced from 200,000,000 shares of common stock of par value of $0.001 per share to 60,000,000 shares of common stock of par value of $0.001 per share.

Common stock issued for the RTO

On July 1, 2005, the RTO was completed and the Company issued 17,150,000 common shares to the Wuhan Shareholders. As detailed in note 1, it constituted a reverse takeover transaction. Accordingly, the number of shares outstanding for 2004 represents the number of shares issued by the Company for the acquisition of Wuhan Youji (i.e. 17,150,000 shares).

The 2,850,000 common shares of the Company immediately prior to the RTO were regarded as the shares issued for the RTO.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

18.	Stock incentive plans

Pursuant to the 2004 and 2005 Stock Incentive Plans of the Company adopted on October 18, 2004 and April 29, 2005 respectively, the Company may issue or grant options to acquire the Company’s common stock from time to time to the key employees, consultants, and non-employee directors of the Company. A total of 400,000 shares and 800,000 shares of the Company’s common stock may be issued under the 2004 and 2005 Stock Incentive Plans respectively. The 2004 and 2005 Stock Incentive Plans may be amended, suspended, or terminated by the directors.

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

Such shares form part of the 2,850,000 common shares as detailed in note 17 and was included as the shares issued for the RTO.

19.	Statutory and other reserves

The statutory and other reserves comprised statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve of the Company’s subsidiaries in the PRC.

	As of December 31,
	2006	2005	2004
Statutory surplus reserve	$1,741,002	$1,568,902	$1,203,971
Statutory public welfare fund	1,546,300	1,568,902	1,203,971
Discretionary surplus reserve	1,598,368	1,420,064	1,055,133

	$4,885,670	$4,557,868	$3,463,075

Statutory surplus reserve

In accordance with the relevant laws and regulations of the PRC and the subsidiaries’ articles of association, the subsidiaries are required to appropriate 10% of their net income, after offsetting any prior years’ losses, to the statutory surplus reserve. When the balance of such reserve reaches 50% of the subsidiaries’ share capital, any further appropriation is optional.

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

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

19.	Statutory and other reserves (cont’d)

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

Discretionary surplus reserve

In accordance with the subsidiaries’ articles of association, the appropriation of net income to the discretionary surplus reserve and its utilization are made in accordance with the recommendation of their board of directors and is subject to shareholders’ approval at their general meeting.

20.	Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows

	Unrealized (losses) gains on marketable equity securities	Foreign currency translation adjustments	Total
Balance, January 1, 2004	$(49,274)	$261,566	$212,292
Unrealized losses on marketable equity
Securities	(8,807)	—	(8,807)
Foreign currency translation adjustments	—	(377)	(377)

Balance, December 31, 2004	(58,081)	261,189	203,108
Unrealized losses on marketable equity
Securities	(3,145)	—	(3,145)
Foreign currency translation adjustments	—	642,802	642,802

Balance, December 31, 2005	(61,226)	903,991	842,765
Unrealized losses on marketable equity	(2,074)	—	(2,074)
Securities
Foreign currency translation adjustments	—	898,053	898,053

Balance, December 31, 2006	$(63,300)	$1,802,044	$1,738,744

Note	: The above other comprehensive income/(loss) has no tax impact during the reporting periods.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

21.	Defined contribution plan

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $334,602, $321,379 and $332,582 for the years ended December 31, 2006, 2005 and 2004 respectively.

22.	Related parties transactions

In addition to the transactions and balances disclosed elsewhere in these financial statements, during the reporting periods, the Company had the following material related parties’ transactions :-

	Year ended December 31,
	2006	2005	2004
Sales of finished goods to two of the Company’s stockholders with mark up of not less than 5% on costs - Note 22a	$1,119,446	$1,284,661	$1,210,433
Purchase of raw materials from two of the Company’s stockholders at market prices - Note 22a	201,207	1,068,701	981,894

Note	: a: The outstanding trade balances and their terms and conditions are set out in note 9.

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

23.	Segment information

The nature of the Company’s products and their production processes are substantially similar. The Company has two reportable segments, local and export sales, based on the type of customers and their distribution methods. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Local sales Year ended December 31,			Export sales Year ended December 31,			Total Year ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenue from external customers	$55,478,528	$52,376,629	$39,419,080	$27,871,593	$32,564,081	$22,588,181	$83,350,121	$84,940,710	$62,007,261
Interest income	34,819	40,953	61,085	12,731	10,756	15,166	47,550	51,709	76,251
Interest expenses	514,972	355,166	360,206	—	4,913	12,390	514,972	360,079	372,596
Depreciation	909,448	894,817	812,640	468,504	399,600	351,886	1,377,952	1,294,417	1,164,526
Segment profit	2,819,013	6,017,293	2,735,863	512,521	787,537	815,737	3,331,534	6,804,830	3,551,600
Segment assets	44,387,306	38,017,830	35,159,299	8,739,249	9,436,362	6,292,853	53,126,555	47,454,192	41,452,152
Expenditure for segment assets	2,020,834	4,042,832	2,484,297	1,041,036	1,561,541	1,001,974	3,061,870	5,604,373	3,486,271

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

23.	Segment information (cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Year ended December 31,
	2006	2005	2004
Total consolidated revenue	$83,350,121	$84,940,710	$62,007,261

Total profit for reportable segments	$3,331,534	$6,804,830	$3,551,600
Unallocated amounts relating to operations:
Professional fees for reverse Takeover	—	(638,583)	—
Other general expenses	(1,907)	(124,208)	—

Income before taxes	$3,329,627	$6,042,039	$3,551,600

		As of December 31,
		2006	2005
Assets
Total assets for reportable segments		$53,126,555	$47,454,192
Marketable equity securities		223	12,655
Investments in unlisted equity securities		307,680	297,600

		$53,434,458	$47,764,447

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Year ended December 31,
	2006	2005	2004
The PRC	$55,478,528	$52,376,629	$39,419,080
Asia Pacific	5,274,745	5,912,140	5,956,803
Japan	7,111,246	6,611,580	4,018,349
Korea	2,609,264	3,268,260	1,982,848
Taiwan	2,940,218	2,308,308	1,961,810
Europe	3,064,323	6,467,086	5,220,640
The United Kingdom	236,115	165,961	319,998
The United States and Canada	6,433,198	7,375,921	2,828,754
Other countries	202,484	454,825	298,979

Total	$83,350,121	$84,940,710	$62,007,261

Cougar Holdings Inc.

Notes to Consolidated Financial Statements

(Stated in US Dollars)

24.	Comparative amounts

Certain amounts included in prior years’ consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity or net income.