Form 10-K/A
period 2006-12-31
COUGAR HOLDINGS INC
filed 2007-04-30
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-1

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

EXPLANATORY NOTE:

Cougar Holdings Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on April 12, 2007 (the “Annual Report”), for the purpose of including the information required by Part III of Form 10-K. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Other than as set forth herein, we have not undertaken to update any information provided in the Annual Report.

TABLE OF CONTENTS

		Page

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11.	EXECUTIVE COMPENSATION	6
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	9
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	10
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	12

	PART IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES	12
	SIGNATURES

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

You may find us on the Web at www.chinaorganic.com. We do not intend to incorporate by reference any information contained on our website into this Form 10-K/A-1, and you should not consider information contained on our website as part of this Form 10-K/A-1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers are appointed by, and serve at the designation of, the Board of Directors. Except for our Chief Financial Officer and Secretary, all of our executive officers are employed on a full-time basis. Our Chief Financial Officer, Mr. Wu, and our Secretary, Mr. Hu, are also employed by Linuo Group Co. Limited. No family relationship exists between any of our executive officers or directors. Our executive officers, together with their respective ages and certain biographical information, are as set forth below.

NAME	AGE	POSITION
Yuankun Gao	48	President and Director
Xingwen Diao	42	Chairman of the Board
Zitong Li	45	Chief Executive Officer and Director
Fenggang Wu	41	Chief Financial Officer and Director
Limin Chen	50	Chief Operating Officer and Director
Hongdun Zhou	58	Director
Guangyuan Hu	51	Secretary

Yuankun Gao, President and Director. Mr. Gao was Cougar Holdings’ Chairman of the Board from August 2005 to September 2006 and continues to serve as a director. He has been the President of Cougar Holdings since August 2005. Mr. Gao has been the Chairman of the Board of Directors and the President of Linuo Group Co. Limited, a group of companies engaged in multi-business operations in China since 1992. He is also the owner of Wuhan Linuo Investment Co. Limited, which is a major shareholder of Cougar Holdings. Mr. Gao began his career in 1981as a marketing manager at Shandong Yinan Industries Supply and Marketing Corporation after obtaining his master degree from business school of Shandong University. From 1986 to 1992 he worked as the managing director of Shandong Lunan Medical Glass General Corporation. From 1992 to 1994 he worked as the deputy chief of Shandong Institute of Medical Machinery Research. Mr. Gao is also the Chairman of Shandong Jinan Association of Industrial and Commercial Enterprises, Vice Chairman of Jinan Committee of Political Consultative Conference, and the Chairman of Shandong Union of Private Enterprises.

Xingwen Diao, Chairman of the Board. Mr. Diao has been Cougar Holdings’ Chairman of the Board of Directors since September 2006. Mr. Diao has been the Chief Executive Officer of Wuhan Linuo Chemicals Group since March 2004 and has substantial experience in administration, marketing and human resources, serving as General Manager of the Marketing Department, General Manager of the Human Resources Department and Vice General Manager of Linuo Pharmaceutical Group (2003) and Chief Executive Officer of Xian Flanders Venture Capital Investment Co. (a joint-venture company) (2001-2002 ), Vice General Manager of Xian Ginwa Enterprises Group (2000-2001), Manager of the Human Resources Department of Xian Janssen Pharmaceutical Co. (1996-2000), and Manager of the Department of Sales of Science Development attached to The Fourth Military Medical University (1988-1996).

Zitong Li, Chief Executive Officer and Director. Mr. Li has been Cougar Holdings’ Chief Executive Officer and a director since September 2006. Mr. Li has served Vice President and a Director of Wuhan Youji Industries Co. Limited since 1994. Mr. Li earned his M.B.A from Peoples University of China and a Masters of Economics Degree from Huazhong Technology University.

Fenggang Wu, Chief Financial Officer and Director. Mr. Wu has been Cougar Holdings’ Chief Financial Officer and a director since September 2006. From 1994 to 1998, Mr. Wu was an officer of the People’s Bank of China, Jinan Branch. From 1998 to 2001, he completed his Ph.D in Management at Tianjin University. From 2001 to 2002, he served as an officer of the Foreign Exchange Bureau, Shangdong Province. From 2002 to 2004, he completed post-doctoral work at the People’s University of China. Since 2004, Mr. Wu has been Vice Director of the Security Research Institute at Shangdong Economy College. Since 2005, he has also been Vice General Manager of Linuo Group Co. Limited. Mr. Wu has a Ph.D in Management from Tianjin University, a M.A. in Economics from Social Science Institute of Hubei in Wuhan, Hubei, and a B.A. in Education from Shangdong-Qufu Normal University in Shangdong.

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

Guangyuan Hu, Secretary. Mr. Hu has been the Secretary of Cougar Holdings since August 2005. Mr. Hu has served as the corporate secretary and a director of Wuhan Youji since November 2003 and has been the President of Wuhan Linuo Investment Co. Limited since July 2003 and Chief Financial Officer of Linuo Group Co. Limited since 2005. Mr. Hu has substantial experience in financing and financial management and control of a company. Serving as a credit manager of Standard Chartered Bank and Construction Bank of China for about 10 years, Mr. Hu is also experienced in banking management, project financing and investment.

Code of Conduct

Cougar Holdings adopted a Code of Ethics that applies to our executive officers and directors. We will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to us at Cougar Holdings Inc., 10 Gongnong Rd, Qiaokou District, Wuhan 430035, PRC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners were current and timely filed during 2006, except as set forth in the table below:

Name	Officer/Director/10% Shareholder	Status of Sec. 16 Filings
Xingwen Diao	Chairman of the Board	Form 3 not yet filed
Zitong Li	Chief Executive Officer/Director	Form 3 not yet filed
Fenggang Wu	Chief Financial Officer/Director	Form 3 not yet filed

Nominating Procedures

Since the date of our proxy statement for our 2006 Annual Meeting of Shareholders, we have not changed our procedures by which shareholders may recommend nominees to our Board of Directors.

Audit Committee Financial Expert

Our Board of Directors has not determined whether our Board has at least one audit committee financial expert serving on its audit committee. Presently, we do not have an audit committee of our Board of Directors. We are not presently listed on a securities exchange and, presently, we are obligated to maintain an audit committee of our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Board of Directors is empowered to review and approve the compensation and compensation procedures for our executive officers. The primary goal of our Board with respect to executive compensation is to attract and retain the most talented and dedicated executives possible. Our Board evaluates individual executive performance with a goal of setting compensation at levels the Board committee believes are comparable with executives in other companies of similar size operating in similar industry while taking into account our relative performance and our own strategic goals.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual review of the aggregate level of our executive compensation. Based on our Board’s general industry knowledge of various companies in our industry, we believe that the salaries of our key officers are fair and reasonable.

Traditionally, executive compensation has consisted of base salaries. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed periodically, at least annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Our Board has the authority to award discretionary annual bonuses to our executive officers. Our Board did not grant any discretionary bonus to the executive officers named in the Summary Compensation Table for the past three years. Bonuses, if they are awarded, are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the financial performance, results of operation and per share performance of our common stock.

None of the persons named in the summary compensation table have employment agreements, severance, retirement or similar agreements or arrangements.

Our Chief Financial Officer Mr. Huajun Yu, was replaced by Mr. Fenggang Wu in September 2006. Neither Mr. Yu nor Mr. Wu has received any compensation for their service as Chief Financial Officer of our company. During each of their tenure as our Chief Executive Officer, Mr. Yu and Mr. Wu were also employed, and compensated, by Linuo Group Co., Ltd.

For the past three years, we have not used equity as part of compensation of our executives or employees, although we may use equity compensation as part of our compensation procedures in the future.

Summary Compensation

The following table shows compensation earned during fiscal years ended December 31, 2006, 2005 and 2004 by our chief executive officer, chief financial officer, and certain of our executive officers. During fiscal years ended 2006, 2005 and 2004, no director, officer or employee received or accrued any compensation in cash or otherwise of $100,000 or more. None of the persons named in the Summary Compensation Table received perquisites and personal benefits of $10,000 or more for any of 2006, 2005 or 2004.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)
Yuankun Gao President	2006	$0	$0		$0		$0
	2005	$0	$0		$0		$0
	2004	$0	$0		$0		$0

Zitong Li Chief Executive Officer(1)	2006	$26,920	$0		$2,048	(4)	$28968
	2005	$26,050	$0		$6,203	(4)	$32,253
	2004	$10,750	$0		$1,208	(4)	$11,958

Hongdun Zhou Chief Executive Officer (1)	2006	$42,300	$0		$3,072	(4)	$45,372
	2005	$37,220	$0		$9,305	(4)	$46,525
	2004	$15,350	$0		$1,812	(4)	$17,162

Terry G. Cook President and Chief Executive Officer (1)	2006	—	—		—		—
	2005	$0	$0		$0		$0
	2004	$0	$8,000	(3)	$0		$8,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Fennang Wu Chief Financial Officer (2)	2006	0	0	0		$0
	2005	—	—	—		—
	2004	—	—	—		—

Huajun Yu Chief Financial Officer (2)	2006	$0	$0	$0		$0
	2005	$0	$0	$0		$0
	2004	$0	$0	$0		$0

Limin Chen Chief Operating Officer	2006	$26,920	$0	$1,280	(4)	$28,200
	2005	$26,050	$0	$3,877	(4)	$29,927
	2004	$10,750	$0	$755	(4)	$11,505

(1)	Mr. Li, our principal executive officer, has served as our Chief Executive Officer since September 2006. Mr. Li has served as a Vice President of Wuhan Youji since 1994. Mr. Zhou served as our Chief Executive Officer from July 1, 2005 through September 2006. Mr. Cook served as the President and Chief Executive Officer of Cougar Holdings, Inc. until June 30, 2005.
(2)	Mr. Wu, our principal financial officer, has served as our Chief Financial Officer since September 2006. Mr. Yu served as our Chief Financial Officer from July 2005 to September 2006.
(3)	In October 2004, Mr. Cook received 400,000 shares of common stock for consulting services valued at $8,000.
(4)	Represents dividends paid by Wuhan Youji Import & Export Co.

Compensation Arrangements

We do not have employment or severance agreements with any of the persons named in the Summary Compensation Table. Except for payment of salaries, we currently do not have any plan, contract, authorization or arrangement, whether or not set forth in any formal document, pursuant to which cash, securities, similar instruments, or any other property may be received by any of the persons named in the Summary Compensation Table.

We have not granted any stock or stock option or other equity awards, nor is there any outstanding stock or stock option or other equity award granted to, any of the persons named in the Summary Compensation Table.

None of the persons named in the Summary Compensation Table are beneficiaries of a defined benefit or other retirement plan that provides for specific retirement payments or benefits. See “Defined Contribution Plan” below.

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

Defined Contribution Plan

We have a defined contribution plan for all qualified employees in the PRC. We and our employees are each required to make contributions to the plan at the rates specified in the plan. Our only obligation with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. We contributed $334,602, $321,379 and $332,582 for the years ended December 31, 2006, 2005 and 2004, respectively. None of the persons named in our Summary Compensation Tables are part of this defined contribution plan or any other deferred compensation plan.

Directors Compensation

None of our directors received any compensation for his service as a director. All compensation of persons who are also our directors is fully reflected in the Summary Compensation Table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding each person known by us to be the beneficial owner of more than 5% of our common stock, excluding persons who are our executive officers, directors or director nominees, as of March 23, 2007.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OUTSTANDING
Wuhan Youji Employee Trust (1) 10 Gongnong Rd. Qiaokou District Wuhan 430035, PRC	5,867,546	29.3%
Wuhan Linuo Investment Co. Limited (2) 10 Gongnong Rd. Qiaokou District Wuhan 430035, PRC	5,840,023	29.2%

(1)	In accordance with Article 10 of the Management Regulations for the Employee Trust of Wuhan Youji Industries Co., Ltd., Mr. Huang Saodi, the Chairman of the Council of the Employee Trust, has the power to vote and to dispose of the Cougar Holdings shares held by the Trust.
(2)	Yuankun Gao controls these shares through his control of Wuhan Linuo Investment Co. Limited.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2007. The information in this table provides the ownership information for

•	each of our directors,

•	each of our executive officers, and

•	our executive officers and directors as a group.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED		PERCENTAGE OUTSTANDING
Yuankun Gao President and Director	5,840,023	(1)	29.2%
Zitong Li Chief Executive Officer and Director	57,339		<1%
Xingwen Diao Chairman of the Board	0		0
Hongdun Zhou Director	716,743		3.6%
Fenggang Wu Chief Financial Officer and Director	0		0%
Limin Chen Chief Operating Officer and Director	71,674		<1%
All Executive Officers and Directors as a Group (6 persons)	6,685,779	(1)	33.4%

(1)	Includes 5,840,023 shares of common stock owned by Wuhan Linuo Investment Co. Limited, which is controlled by Mr. Gao.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Cougar Holdings, Inc — Prior to Acquisition of Wuhan Youji on July 1, 2005

Hudson Capital Corporation, a company controlled by Cougar’s President, Terry G. Cook, has since the company’s inception advanced funds for the company’s administrative and operating expenses. Prior to the acquisition of Wuhan Youji, Hudson Capital Corporation owned approximately 94% of the outstanding common stock of Cougar Holdings Inc. On July 1, 2005, Mr. Cook resigned as a director and all of his officer positions with Cougar Holdings.

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

In May 2005, Cougar Holdings declared a distribution dividend of all of its shares of common stock of Western Gems Inc., a wholly owned subsidiary company owning the WC1 and WC2 mineral claims previously owned by Cougar Holdings, to the holders of record of Cougar Holding’s common stock, as of the close of business on May 2, 2005, on the basis of one Western Gems Inc. voting common share for each ten shares of Cougar Holding’s common stock. As the largest shareholder of Cougar, Hudson Capital and Mr. Cook received approximately 94% of the stock of Western Gems.

Wuhan Youji

Wuhan Youji Import & Export Co.

We own 51% of Wuhan Youji Import & Export Co. The remaining 49% is owned by various persons, including three of our executive officers and directors. Zitong Li, a director and our Chief Executive Officer, Hongdun Zhou, a director and our former Chief Executive Officer, and Limin Chen, our Chief Operating Officer and a director, each own less than five percent of Wuhan Youji Import & Export Co. Other than a proportionate interest in dividends, none of our executive officers or directors is compensated by Wuhan Youji Import & Export Co.

Operations

Our Chief Operating Officer and a director, Mr. Limin Chen is also an Executive Director of Hubei Zaoyang Jinma Chemical Inc. (“Jinma”). Jinma mainly manufactures cyanides and other highly poisonous products. Since 2002, Jinma has been manufacturing such products for Wuhan Youji, as well as purchasing products from Wuhan Youji, at market prices. The following table summarizes the aggregate business between Wuhan Youji and Jinma:

	In US$ (in thousands)
Year	Jinma’s Total Revenue	Purchases by Jinma from Wuhan Youyji	Sales by Jinma to Wuhan Youji
2004	$1,720	$898	$1,393
2005	$2,150	$1,130	$1,680
2006	$1,652	$280	$210

We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. To the extent we may enter into any agreements with related parties in the future, the Board of Directors has determined that such agreements must be on similar terms.

Director Independence

Our Board of Directors has determined that none of our directors is independent within the meaning of the Nasdaq Stock Market listing standards.

Our Board does not have an audit, compensation or nominating committee. Our full Board of Directors will perform such functions. Nominations for election to the Board of Directors may be made by the Board of Directors, or, subject to certain notice requirements, by any shareholder entitled to vote for the election of directors.

Board Meetings

Our Board of Directors met twice during 2006. Each director participated in these board meetings. Our Board of Directors acted by unanimous written consent twice times during 2006.

We do not have a policy with regard to director attendance at the Annual Meeting of Shareholders. All of our Directors attended the 2006 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

We paid the following fees to PKF (Hong Kong), our independent auditor, during the years ended December 31, 2006 and 2005.

Year Ending	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
December 31, 2006	$66,000	$24,000	$0	$0
December 31, 2005	$70,000	$30,000	$0	$0

Pre-approval Policy and Procedures

Our Board of Directors has not yet adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors.

PART IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
31.1	Section 302 Certification — Chief Executive Officer*

31.2	Section 302 Certification — Chief Financial Officer*

32.1	Section 906 Certification — Chief Executive Officer*

32.2	Section 906 Certification — Chief Financial Officer*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Cougar Holdings Inc. has duly caused this report on Form 10-K/A-1 to be signed on its behalf by the undersigned thereunto duly authorized.

COUGAR HOLDINGS INC.

By	/s/ ZITONG LI
Zitong Li
Chief Executives Officer

Date: April 29, 2007

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report on Form 10-K/A-1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President and Director	, 2007
Yuankun Gao

	Chairman of the Board	, 2007
Xingwen Diao

/s/ ZITONG LI	Chief Executive Officer and Director	April 29, 2007
Zitong Li	(principal executive officer)

/s/ FENGGANG WU	Chief Financial Officer and Director	April 29, 2007
Fenggang Wu	(principal financial and accounting officer)

/s/ LIMIN CHEN	Chief Operating Officer and Director	April 29, 2007
Limin Chen

/s/ HONGDUN ZHOU	Director	April 29, 2007
Hongdun Zhou