Form 10-Q
period 2007-03-31
COUGAR HOLDINGS INC
filed 2007-05-15
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

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

As of May 7, 2007, there were 20,000,000 shares of registrant’s common stock outstanding.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2007	2006
Net sales	$21,711,981	$20,090,225
Cost of sales	(18,802,608)	(17,105,999)

Gross profit	2,909,373	2,984,226

Operating expenses
Administrative expenses	(762,493)	(810,464)
Research and development expenses	(2,572)	(5,939)
Other operating expenses	(15,239)	(14,106)
Selling and distributing costs	(1,182,796)	(1,120,853)

Income before the following items and taxes	946,273	1,032,864
Interest income	58,458	10,992
Subsidy income from the PRC authorities for research and development, environmental and general operations	77,400	—
Other income	41,364	21,958
Finance costs	(190,064)	(158,801)

Income before taxes	933,431	907,013
Income taxes – Note 4	(290,007)	(312,144)

Income before minority interests	643,424	594,869
Minority interests	(18,285)	(69,850)

Net income	$625,139	$525,019

Earnings per share: basic and diluted	$0.03	$0.03

Weighted average shares outstanding - basic and diluted	20,000,000	20,000,000

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

(Stated in US Dollars)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,889,403	$5,699,955
Restricted cash	1,529,787	1,497,567
Marketable equity securities	225	223
Trade receivables (net of allowance for doubtful accounts of $2,780,427 in 2007 and $2,752,515 in 2006)	13,135,877	12,016,716
Amounts due from related parties	842,048	459,672
Other receivables (net of allowance for doubtful accounts of $1,021,941 in 2007 and $1,011,682 in 2006)	1,348,571	1,255,835
Inventories, net – Note 6	11,624,275	9,641,216
Prepaid expenses and deposits	3,306,471	2,494,148
Deferred taxes	1,256,377	1,243,765

Total current assets	36,933,034	34,309,097
Investment in unlisted equity securities at cost	310,800	307,680
Property, plant and equipment, net – Note 7	13,695,792	13,664,495
Land use rights – Note 8	5,178,883	5,153,186

TOTAL ASSETS	$56,118,509	$53,434,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$4,979,611	$5,141,396
Payable in respect of land use rights – Note 8	1,771,560	2,266,576
Other payables and accrued liabilities	4,134,159	4,581,445
Dividend payable – Note 13	2,637,922	2,611,441
Income tax payable	417,070	282,843
Unsecured short-term bank loans	11,655,000	8,974,000

TOTAL LIABILITIES	25,595,322	23,857,701

MINORITY INTERESTS	1,569,636	1,535,708

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 60,000,000 shares in 2007 and 2006; issued and outstanding 20,000,000 shares in 2007 and 2006	20,000	20,000
Additional paid-in-capital	7,414,550	7,414,550
Statutory and other reserves	4,885,670	4,885,670
Accumulated other comprehensive income	2,026,107	1,738,744
Retained earnings	14,607,224	13,982,085

TOTAL STOCKHOLDERS’ EQUITY	28,953,551	28,041,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,118,509	$53,434,458

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$625,139	$525,019
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	437,645	344,816
Minority interests	18,285	69,850
Changes in operating assets and liabilities:
Restricted cash	(16,968)	(17,646)
Trade receivables	(993,457)	(3,739,655)
Amounts due from related parties	(375,667)	27,351
Other receivables	(79,691)	255,373
Inventories	(1,878,013)	1,170,235
Prepaid expenses and deposits	(783,993)	1,249,120
Trade payables	(213,095)	(829,475)
Other payables and accrued liabilities	(491,836)	(345,713)
Income tax payable	130,852	59,112

Net cash flows used in operating activities	(3,620,799)	(1,231,613)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(304,337)	(734,829)
Payment for land use rights	(516,000)	(44,154)

Net cash flows used in investing activities	(820,337)	(778,983)

Cash flows from financing activities
Dividend paid to minority shareholders	—	(114,017)
New bank loans	6,450,000	2,482,000
Repayment of bank loans	(3,870,000)	—

Net cash flows provided by financing activities	2,580,000	2,367,983

Effect of foreign currency translation on cash and cash equivalents	50,584	19,496

Net (decrease) increase in cash and cash equivalents	(1,810,552)	376,883

Cash and cash equivalents, beginning of period	5,699,955	4,549,500

Cash and cash equivalents, end of period	$3,889,403	$4,926,383

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$166,342	$112,156
Income taxes	$159,131	$253,031

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Stated in US Dollars)

1.	BASIS OF PRESENTATION

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on April 12, 2007.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

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

Stock-based payment

The Company adopted SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Accounts receivables

The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivable in excess of the allowances for doubtful accounts to be fully collectible. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivables.

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

Depreciation are provided using the straight-line method over the estimated useful lives at the following annual rates :-

Plant and buildings	2 –7%
Machinery	5 –10%
Furniture, fixtures and equipment	5 –10%
Motor vehicles	16%

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

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

4.	INCOME TAXES

Income taxes are calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

5. COMPREHENSIVE INCOME	Three months ended March 31, (Unaudited)
	2007	2006
Net income	$625,139	$525,019
Foreign currency translation adjustments	287,363	103,373

Total comprehensive income	$912,502	$628,392

6. INVENTORIES	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Raw materials	$2,318,188	$1,825,611
Work-in-progress	1,192,101	1,313,199
Finished goods	8,312,201	6,698,632

	11,822,490	9,837,442
Provision for obsolete inventories	(198,215)	(196,226)

	$11,624,275	$9,641,216

7. PROPERTY, PLANT AND EQUIPMENT	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Plant and buildings	$7,626,335	$7,549,777
Machinery	16,372,108	16,099,733
Furniture, fixtures and equipment	27,591	27,314
Motor vehicles	440,084	435,666

	24,466,118	24,112,490
Accumulated depreciation	(11,691,930)	(11,165,920)

	12,774,188	12,946,570
Construction in progress	921,604	717,925

	$13,695,792	$13,664,495

8. LAND USE RIGHTS	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Cost	$5,311,675	$5,258,353
Accumulated amortization	(132,792)	(105,167)

	$5,178,883	$5,153,186

8.	LAND USE RIGHTS (CONT’D)

In December 2004, the Company entered into an agreement with a PRC state owned enterprise (“SOE”) to purchase land use rights at a total consideration of $3,973,060. $516,000 and $44,154 were paid during the three months ended March 31, 2007 and 2006 respectively. The remaining balance of $529,851 together with the incidental costs relating to the acquisition of $1,241,709 aggregating to $1,771,560 is payable on September 30, 2007. The Company cannot freely transfer the lands before making final payment to the SOE. These land use rights cover the usage of the lands for a period of 50 years from January 2006 to December 2055.

9.	STOCK INCENTIVE PLANS

Pursuant to the 2004 and 2005 Stock Incentive Plans of the Company adopted on October 18, 2004 and April 29, 2005 respectively, the Company may issue, or grant options to acquire the Company’s common stock from time to time to the key employees, consultants and non-employee directors of the Company. A total of 400,000 shares and 800,000 shares of the Company’s common stock may be issued under the 2004 and 2005 Stock Incentive Plans respectively. The 2004 and 2005 Stock Incentive Plans may be amended, suspended, or terminated by the directors.

Prior to the reverse takeover transaction which was consummated on July 1, 2005, 400,000 and 789,750 shares of the Company’s common stock were issued to the President and Director of the Company, and other three independent consultants, at issue prices of $0.02 and $0.115 respectively for their consulting services to be rendered to the Company. The prices of the issuance of common stock were determined by reference to the closing market prices at the dates of the relevant agreements. All such shares were fully vested at the time of issuance before the effective date of SFAS 123R on January 1, 2006 and accordingly the adoption of modified prospective method of SFAS 123R had no financial impact on the Company.

10.	SEGMENT INFORMATION

The nature of the Company’s products and their production processes are substantially similar. The Company has two reportable segments, local and export sales, based on the type of customers and their distribution methods. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Local sales Three months ended March 31, (Unaudited)		Export sales Three months ended March 31, (Unaudited)		Total Three months ended March 31, (Unaudited)
	2007	2006	2007	2006	2007	2006
Revenue from external customers	$13,719,037	$12,271,526	$7,992,944	$7,818,699	$21,711,981	$20,090,225

Segment profit	$869,671	$812,264	$63,760	$94,749	$933,431	$907,013

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
Segment assets	$46,166,107	$44,387,306	$9,641,377	$8,739,249	55,807,484	$53,126,555

No reconciliation is provided as there are no intersegment transactions and unallocated amounts relating to corporate operations and any other adjustments to determine the segment profit.

During the three months ended March 31, 2007 and 2006, no customers contributed 10% or more of the Company’s consolidated revenue.

10.	SEGMENT INFORMATION (CONT’D)

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Three months ended March 31, (Unaudited)
	2007	2006
The PRC	$13,719,037	$12,271,526
Asia Pacific	745,162	462,090
Thailand	399,710	208,352
Japan	1,626,336	1,490,820
Korea	1,192,532	1,101,489
Taiwan	619,789	608,622
Germany	421,217	629,518
Europe	615,024	524,535
Indonesia	324,034	455,148
The United States and Canada	2,017,859	2,265,799
Other countries	31,281	72,326

Total	21,711,981	$20,090,225

11.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $115,459 and $85,036 for the three months ended March 31, 2007 and 2006 respectively.

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

This dividend payable represents the dividends declared by the subsidiary, Wuhan Youji Industries Co., Limited (“Wuhan Youji”) to its former stockholders before privatization in 2003. One of them is also a current stockholder of the Company. As of March 31, 2007, $893,550 was payable to this current stockholder whilst $1,744,372 was payable to former stockholders of Wuhan Youji.

To-date no demand for payment was made by these stockholders. The Company is under the obligation to pay such dividend and will honor such obligation upon their requests. As the dividend is payable on demand, the dividend payable is classified as a current liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Summary

We are principally engaged in the manufacture and distribution of organic chemical products for both local and export sales. Our products are intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical use. Most of our products are derivatives of petroleum.

Our operations are directly impacted by recent increases in competition. As a result of increased competition, we have cut the sales price of some of our products. To counter these effects and increase our sales, our business strategy is to increase market share by expanding our markets outside of China by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service.

We are also confronted with the worldwide increase in the cost of petroleum. The rising costs of our raw materials, from the rising cost of crude oil, has resulted in an increase in cost of sales and corresponding drop in our gross profit. Our investment in additional production capacity, we believe, will lower our marginal cost, thereby improving our gross margin as sales increase.

The rising cost of petroleum has also impacted our customers. As a result of the increased production costs faced by many of our customers, our customers have cut their production reducing demand for our products. Our customers have experienced, similar to our experience, an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transporting products, again, the result of the increase in the cost of gasoline.

References to our financial statements refer to the unaudited consolidated financial statements of Cougar Holdings Inc. for the three months ended March 31, 2007 and 2006 accompanying this Form 10-Q.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands and U.S. dollars):

	Three Months Ended March 31, 2007 (unaudited)		Three Months Ended March 31, 2006 (unaudited)
Net sales	$21,712	100.0%	$20,090	100.0%
Cost of goods sold	(18,803)	(86.6)%	(17,106)	(85.1)%
Gross profit	2,909	13.4%	2,984	14.9%
Administrative expenses	(762)	(3.5)%	(810)	(4.0)%
Selling and distribution expenses	(1,183)	(5.4)%	(1,121)	(5.6)%
Other expenses	(18)	(0.1)%	(20)	(0.1)%
Operating income	946	4.4%	1,033	5.2%
Other income	177	0.8%	33	0.2%
Finance cost	(190)	(0.9)%	(159)	(0.8)%
Income before taxes	933	4.3%	907	4.6%
Tax expense	(290)	(1.3)%	(312)	(1.6)%
Minority interest	(18)	(0.1)%	(70)	(0.3)%
Net income	625	2.9%	525	2.7%

Net sales. Net sales increased by $1.6 million or 8.1% to $21.7 million for the three months ended March 31, 2007 from $20.1 million for the three months ended March 31, 2006. This increase in net sales was mainly attributable to the sales increase of our toluene oxidization series’ products.

Cost of sales and gross profit. Cost of sales increased from $17.1 million for the three months ended March 31, 2006 to $18.8 million for the three months ended March 31, 2007. Gross profit decreased to $2.9 million for the three months ended March 31, 2007 from $3.0 million for the three months ended March 31, 2006. Our cost of sales, as a percent of net sales, increased from 85.1% for the three months ended March 31, 2006 to 86.6% for the three months ended March 31, 2007, and our gross profit, as a percent of net sales, decreased from 14.9% for the three months ended March 31, 2006 to 13.4% for the three months ended March 31, 2006. This increase in cost of sales and corresponding drop in gross profit was mainly attributable to the rising costs of our raw materials, which is a result of the rising cost of crude oil. Our investment in additional production capacity, we believe, will lower our marginal cost, thereby improving our gross margin as sales increase.

Administrative expenses. Our administrative expenses, as a percent of net sales, remained relatively stable, decreasing $48,000, or 4.0% for the three months ended March 31, 2006 to 3.5% for the three months ended March 31, 2007.

Selling and distribution expenses. Our selling and distribution expenses, as a percent of net sales, remained relatively stable, decreasing from 5.6% for the three months ended March 31, 2006 to 5.4% for the three months ended March 31, 2007.

Operating income and net income. Our operating income dropped from $1.0 million, or 5.2% of net sales, for the three months ended March 31, 2006 to $0.9 million, or 4.4% of net sales, for the three months ended March 31, 2007. Net income for the three months ended March 31, 2007 was $625,000, or 2.9% of net sales, an increase of $100,000, from $525,000, or 2.7% of net sales for the three months ended March 31, 2006.

Material Changes in Financial Condition

The following table sets forth the changes in our cash flows appearing in our consolidated statements of cash flows (in thousands and U.S. dollars):

	Three Months Ended March 31, 2007 (unaudited)	Three Months Ended March 31, 2006 (unaudited)	Change
Net cash flows provided by (used in) operating activities	$(3,621)	$(1,231)	$(2,390)
Net cash flows provided by (used in) investing activities	(820)	(779)	(41)
Net cash flows provided by (used in) financing activities	2,580	2,368	212

Our primary source of cash flow is from our operations and bank loans. Our cash position decreased to $3.9 million as of March 31, 2007 from $5.7 million as of December 31, 2006.

Net cash flows used in operating activities

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2007 compared to $1.2 million for the three months ended March 31, 2006. This was primarily due to an increase of $1.1 million in trade receivables and nearly $2.0 million in inventory. Our trade receivables as of March 31, 2007 increased by $1.1 million from December 31, 2006. Our trade receivables which are, as of March 31, 2007, more than 60 days old are $7.8 million compared to $7.6 million as of December 31, 2006. Of the increase in our inventory, approximately $1.6 million was an increase in finished goods.

Net cash flows used in investing and financing activities

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2007 and March 31, 2006. Of the cash used in investing activities during the first quarter of 2007, $516,000 was for payment towards our land use rights.

Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2007 compared to $2.4 million for the three months ended March 31, 2006. To finance our cash shortfall from operations and carry additional inventory, we increased our short term bank borrowings by $2.7 million.

We anticipate our capital expenditures for 2007 to be approximately $3.0 million of which approximately $0.3 million has been spent during the first three months of 2007. The capital for these expenditures is expected to be financed by our short term bank debt and operating income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $9.0 million as of December 31, 2006 to $11.7 million as of March 31, 2007. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $19,000 for the first quarter of 2007. Actual results may differ.

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

We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the quarter ended March 31, 2007 was not material to us.

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

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of the risks and other factors listed under “Risk Factors” in our most recent Annual Report on Form 10-K. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in our most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

We did not issue any securities during the quarter ended March 31, 2007.

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended March 31, 2007.

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

COUGAR HOLDINGS INC.

By	/s/ ZITONG LI
Zitong Li Chief Executive Officer (principal executive officer)

By	/s/ FENGGANG WU
Fenggang Wu Chief Financial Officer (principal financial and accounting officer)