Form 10-Q
period 2007-06-30
COUGAR HOLDINGS INC
filed 2007-08-31
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2007

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-50096

(Commission File No.)

COUGAR HOLDINGS INC.

(Name of Registrant in Its Charter)

Nevada	30-0135720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Gongnong Rd.

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

As of August 29, 2007, there were 20,000,000 shares of registrant’s common stock outstanding.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and under “Risk Factors” in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Stated in US Dollars)

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006
Revenue
Net sales	$26,696,756	$19,784,203	$48,408,737	$39,874,428
Cost of sales	(22,955,460)	(17,105,752)	(41,758,068)	(34,211,751)

Gross profit	3,741,296	2,678,451	6,650,669	5,662,677

Expenses
Administrative expenses	(1,134,870)	(575,534)	(1,897,363)	(1,325,573)
Research and development expenses	(9,461)	(2,036)	(12,033)	(7,975)
Other operating expenses	(168,244)	(86,060)	(183,483)	(160,591)
Selling and distributing costs	(1,267,987)	(967,746)	(2,450,783)	(2,088,599)

	(2,580,562)	(1,631,376)	(4,543,662)	(3,582,738)

Other operating income
Subsidy income from the PRC authorities for research and development, environmental and general operations	—	—	77,820	—

Operating income	1,160,734	1,047,075	2,184,827	2,079,939
Interest income	10,135	6,229	21,276	17,221
Other income	107,031	45,685	147,975	67,643
Finance costs	(175,405)	(198,903)	(365,469)	(357,704)

Income before taxes and minority interests	1,102,495	900,086	1,988,609	1,807,099
Income taxes – Note 4	(372,990)	(263,865)	(662,997)	(576,009)

Income before minority interests	729,505	636,221	1,325,612	1,231,090
Minority interests	(6,594)	(66,384)	(24,879)	(136,234)

Net income	$722,911	$569,837	$1,300,733	$1,094,856

Earnings per share: basic and diluted	$0.04	$0.03	$0.07	$0.05

Weighted average shares outstanding - basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

(Stated in US Dollars)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,535,594	$5,699,955
Restricted cash	1,562,644	1,497,567
Marketable equity securities	229	223
Trade receivables (net of allowance for doubtful accounts of $2,996,175 in 2007 and $2,752,515 in 2006)	14,509,026	12,016,716
Amounts due from related parties	166,923	459,672
Other receivables (net of allowance for doubtful accounts of $1,003,145 in 2007 and $1,011,682 in 2006)	2,085,014	1,255,835
Inventories, net – Note 6	9,611,704	9,641,216
Prepaid expenses and deposits	2,094,547	2,494,148
Deferred taxes	1,275,780	1,243,765

Total current assets	36,841,461	34,309,097
Investment in unlisted equity securities at cost	315,600	307,680
Property, plant and equipment, net – Note 7	13,885,248	13,664,495
Land use rights – Note 8	5,231,897	5,153,186

TOTAL ASSETS	$56,274,206	$53,434,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$4,276,515	$5,141,396
Payable in respect of land use rights – Note 8	746,920	2,266,576
Other payables and accrued liabilities	4,830,782	4,581,445
Dividend payable – Note 14	2,678,662	2,611,441
Income tax payable	222,709	282,843
Unsecured short-term bank loans – Note 9	11,835,000	8,974,000

TOTAL LIABILITIES	24,590,588	23,857,701

MINORITY INTERESTS	1,600,462	1,535,708

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 60,000,000 shares in 2007 and 2006; issued and outstanding 20,000,000 shares in 2007 and 2006	20,000	20,000
Additional paid-in-capital	7,414,550	7,414,550
Statutory and other reserves	4,885,670	4,885,670
Accumulated other comprehensive income	2,480,118	1,738,744
Retained earnings	15,282,818	13,982,085

TOTAL STOCKHOLDERS’ EQUITY	30,083,156	28,041,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,274,206	$53,434,458

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$1,300,733	$1,094,856
Adjustments to reconcile net income to net cash used in operating activities:
Provision for doubtful debts	136,337	—
Depreciation and amortization	876,673	690,909
Minority interests	24,879	136,234
Changes in operating assets and liabilities:
Restricted cash	(26,165)	(22,335)
Trade receivables	(2,323,548)	(2,686,619)
Amounts due from related parties	301,911	(151,834)
Other receivables	(751,840)	301,726
Inventories	273,886	391,269
Prepaid expenses and deposits	457,454	(929,558)
Trade payables	(983,576)	471,375
Other payables and accrued liabilities	129,608	(570,433)
Income tax payable	(66,492)	(418,468)

Net cash flows used in operating activities	(650,140)	(1,692,878)

Cash flows from investing activities
Payments to acquire property, plant and equipment	(768,291)	(933,035)
Proceed from sales of property, plant and equipment	74,009	—
Payment for land use rights	(1,556,400)	(44,260)

Net cash flows used in investing activities	(2,250,682)	(977,295)

Cash flows from financing activities
Dividend paid to minority shareholders	—	(114,292)
New bank loans	11,673,000	2,488,000
Repayment of bank loans	(9,079,000)	—

Net cash flows provided by financing activities	2,594,000	2,373,708

Effect of foreign currency translation on cash and cash equivalents	142,461	31,828

Net decrease in cash and cash equivalents	(164,361)	(264,637)
Cash and cash equivalents, beginning of period	5,699,955	4,549,500

Cash and cash equivalents, end of period	$5,535,594	$4,284,863

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$357,088	$237,393
Income taxes	$716,407	$994,476

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivables, inventories, deferred income taxes and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

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

Stock-based payment

The Company adopted the SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the periods.

Accounts receivables

The Company extends unsecured credit to customers in the normal course of business and believes all accounts receivables in excess of the allowances for doubtful accounts to be fully collectible. If accounts receivables in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company does not accrue interest on trade accounts receivables.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent accounting pronouncements (cont’d)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position and results of operations.

4.	INCOME TAXES

Income taxes are calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

5.	COMPREHENSIVE INCOME

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006
Net income	$722,911	$569,837	$1,300,733	$1,094,856
Foreign currency translation adjustments	454,194	84,464	741,374	187,837

Total comprehensive income	$1,177,105	$654,301	$2,042,107	$1,282,693

6.	INVENTORIES

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Raw materials	$1,467,124	$1,825,611
Work-in-progress	1,346,105	1,313,199
Finished goods	6,999,752	6,698,632

	9,812,981	9,837,442
Provision for obsolete inventories	(201,277)	(196,226)

	$9,611,704	$9,641,216

7.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Plant and buildings	$7,812,246	$7,549,777
Machinery	16,511,990	16,099,733
Furniture, fixtures and equipment	32,099	27,314
Motor vehicles	446,880	435,666

	24,803,215	24,112,490
Accumulated depreciation	(12,288,245)	(11,165,920)

	12,514,970	12,946,570
Construction in progress	1,370,278	717,925

	$13,885,248	$13,664,495

8.	LAND USE RIGHTS

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Cost	$5,393,708	$5,258,353
Accumulated amortization	(161,811)	(105,167)

	$5,231,897	$5,153,186

In December 2004, the Company entered into an agreement with a PRC state owned enterprise (“SOE”) to purchase land use rights at a total consideration of $4,034,420. $1,556,400 and $44,260 were paid during the six months ended June 30, 2007 and 2006 respectively. The remaining balance of $746,920 in relation to the incidental costs for the acquisition is payable on September 30, 2007. The Company cannot freely transfer the lands before making final payment to the SOE. These land use rights cover the usage of the lands for a period of 50 years from January 2006 to December 2055.

9.	UNSECURED SHORT-TERM BANK LOANS

During the six months ended June 30, 2007, the Company negotiated five unsecured loans from three banks with aggregate principal of $11,835,000 (equivalent to RMB90,000,000). These loans bear interest in the range of 6.12% to 6.57% per annum and are repayable within one year.

The bank loans outstanding as of December 31, 2006 were fully repaid during the period ended June 30, 2007.

10.	STOCK INCENTIVE PLANS

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

The Company did not issue or grant any options during the six months ended June 30, 2007.

11.	SEGMENT INFORMATION

The nature of the Company’s products and their production processes are substantially similar. The Company has two reportable segments, local and export sales, based on the type of customers and their distribution methods. Information for the two segments is disclosed under FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below :-

	Local sales Six months ended June 30, (Unaudited)		Export sales Six months ended June 30, (Unaudited)		Total Six months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006
Revenue from external customers	$31,935,516	$25,421,783	$16,473,221	$14,452,645	$48,408,737	$39,874,428
Segment profit	$1,735,995	$1,514,858	$252,614	$292,649	$1,988,609	$1,807,507

	Local sales Three months ended June 30, (Unaudited)		Export sales Three months ended June 30, (Unaudited)		Total Three months ended June 30, (Unaudited)
	2007	2006	2007	2006	2007	2006
Revenue from external customers	$17,829,602	$13,150,257	$8,867,154	$6,633,946	$26,696,756	$19,784,203
Segment profit	$984,956	$702,594	$117,539	$197,900	$1,102,495	$900,494

	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)	June 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Segment assets	$44,941,267	$44,387,306	$11,017,112	$8,739,249	$55,958,379	$53,126,555

During the six months ended June 30, 2007 and 2006, no customers contributed 10% or more of the Company’s consolidated revenue.

11.	SEGMENT INFORMATION (CONT’D)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006
Total profit for reportable segments	$1,102,495	$900,494	$1,988,609	$1,807,507
Unallocated amounts relating to other general expenses	—	(408)	—	(408)

Income before income taxes and minority interests	$1,102,495	$900,086	$1,988,609	$1,807,099

	June 30, 2007 (Unaudited	December 31, 2006 (Audited)
Total assets for reportable segments	$55,958,377	$53,126,555
Unallocated amounts relating to:
Marketable equity securities	229	223
Investment in unlisted equity securities	315,600	307,680

Total assets	$56,274,206	$53,434,458

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2007	2006	2007	2006
The PRC	$17,829,603	$13,150,257	$31,935,517	$25,421,783
Asia Pacific	496,322	109,886	854,607	571,976
Thailand	605,980	315,621	1,005,690	523,973
Japan	2,529,310	1,452,816	4,155,646	2,943,636
Korea	74,061	1,341,925	1,266,593	2,443,414
Taiwan	1,320,871	904,126	1,940,660	1,512,748
Germany	112,432	190,655	533,649	820,173
Europe	743,245	546,368	1,358,269	1,070,903
Indonesia	980,300	173,226	1,304,334	628,374
The United States and Canada	1,855,098	1,595,754	3,872,957	3,861,553
Other countries	149,534	3,569	180,815	75,895

Total	$26,696,756	$19,784,203	$48,408,737	$39,874,428

12.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $226,437 and $160,005 for the six months ended June 30, 2007 and 2006 respectively.

13.	CONTINGENCIES

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

The Company has not incurred any significant expenditure for environmental remediation, is currently not involved in any environmental remediation and has not accrued any amounts for environmental remediation relating to its operations. Under existing legislation, management believes that there are no probable liabilities that will have a material adverse effect on the financial position, operating results or cash flows of the Company.

14.	DIVIDEND PAYABLE

This dividend payable represents the dividends declared by the subsidiary, Wuhan Youji Industries Co., Limited (“Wuhan Youji”) to its former stockholders before privatization in 2003. One of them is also a current stockholder of the Company. As of June 30, 2007, $907,350 was payable to this current stockholder whilst $1,771,312 was payable to former stockholders of Wuhan Youji.

To-date no demand for payment was made by these stockholders. The Company is under the obligation to pay such dividend and will honor such obligation upon their requests. As the dividend is payable on demand, the dividend payable is classified as a current liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

We are principally engaged in the manufacture and distribution of organic chemical products for both local and export sales. Our products are intermediate commodities, which are mainly used in further production of food additives and preservatives for agri-chemical and medical use. Much of our products are derivatives of petroleum.

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

References to our financial statements refer to the unaudited consolidated financial statements of Cougar Holdings Inc. for the six and three months ended June 30, 2007 and 2006 accompanying this Form 10-Q.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands and U.S. dollars):

	Six Months Ended June 30, 2007 (unaudited)		Six Months Ended June 30, 2006 (unaudited)		Three Months Ended June 30, 2007 (unaudited)		Three Months Ended June 30, 2006 (unaudited)
Net sales	$48,409	100.0%	$39,874	100.0%	$26,697	100.0%	$19,784	100.0%
Cost of sales	(41,758)	(86.3)%	(34,211)	(85.8)%	(22,956)	(86.0)%	(17,106)	(86.5)%
Gross profit	6,651	13.7%	5,663	14.2%	3,741	14.0%	2,678	13.5%
Administrative expenses	(1,897)	(3.9)%	(1,326)	(3.3)%	(1,134)	(4.2)%	(575)	(2.9)%
Selling and distribution expenses	(2,451)	(5.1)%	(2,089)	(5.2)%	(1,268)	(4.7)%	(968)	(4.9)%
Other expenses (net of other operating income)	(118)	(0.2)%	(168)	(0.4)%	(178)	(0.7)%	(88)	(0.4)%
Operating income	2,185	4.5%	2,080	5.2%	1,161	4.3%	1,047	5.3%
Other income	169	0.3%	85	0.2%	117	0.4%	52	0.3%
Finance cost	(365)	(0.8)%	(358)	(0.9)%	(175)	(0.7)%	(199)	(1.0)%
Income before taxes and minority interests	1,989	4.1%	1,807	4.5%	1,103	4.1%	900	4.5%
Tax expense	(663)	(1.4)%	(576)	(1.4)%	(373)	(1.4)%	(264)	(1.3)%
Minority interests	(25)	(0.1)%	(136)	(0.3)%	(7)	<0.1%	(66)	(0.3)%
Net income	1,301	2.6%	1,095	2.7%	723	2.7%	570	2.9%

Net sales

Net sales increased by $6.9 million, or 34.9%, to $26.7 million for the three months ended June 30, 2007 from $19.8 million for the three months ended June 30, 2006. Net sales increased by $8.5 million, or 21.6%, to $48.4 million for the six months ended June 30, 2007 from $39.9 million for the six months ended June 30, 2006.

As previously reported, to increase our sales, part of our business strategy is to increase market share by expanding our markets outside of China by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service. We significantly improved our revenues for the second quarter of 2007 compared to the same period of 2006 as a result of our market expansion efforts.

Our sales of sodium benzoate and benzyl alcohol increased by 4,047 tons, or 27%, from 15,106 tons for the six months ended June 30, 2006 to 19,153 tons for the six months ended June 30, 2007, and by 809 tons, or 23%, from 3,549 tons for the six months ended June 30, 2006 to 4,358 tons for the six months ended June 30, 2007, respectively. Sales of sodium benzoate and benzyl alcohol increased by $5.8 million, or 42%, from $13.9 million for the six months ended June 30, 2006 to $19.7 million for the six months ended June 30, 2007, and $1.9 million, or 34%, from $5.6 million for the six months ended June 30, 2006 to $7.5 million for the six months ended June 30, 2007, respectively.

Our sales outside of the PRC increased by $1.6 million, or 10%, from $14.9 million for the six months ended June 30, 2006 to $16.5 million USD for the six months ended June 30, 2007.

Cost of sales and gross profit

Cost of sales increased $5.8 million from $17.1 million for the three months ended June 30, 2006 to $22.9 million for the three months ended June 30, 2007. Gross profit increased $1.0 million to $3.7 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006.

Our cost of sales, as a percent of net sales, however, slightly decreased from 86.5% for the three months ended June 30, 2006 to 86.0% for the three months ended June 30, 2007, and our gross profit, as a percent of net sales, correspondingly increased from 13.5% for the three months ended June 30, 2006 to 14.0% for the three months ended June 30, 2007.

Cost of sales increased $7.6 million from $34.2 million for the six months ended June 30, 2006 to $41.8 million for the six months ended June 30, 2007. Gross profit increased $1.0 million to $6.7 million for the six months ended June 30, 2007 from $5.7 million for the six months ended June 30, 2006.

Our cost of sales, as a percent of net sales, slightly increased from 85.8% for the six months ended June 30, 2006 to 86.3% for the six months ended June 30, 2007, and our gross profit, as a percent of net sales, decreased from 14.2% for the six months ended June 30, 2006 to 13.7% for the six months ended June 30, 2007.

Although we have significantly increased our revenues, we have, along with other production facilities in China, experienced a significant increase in the cost of production, which is mainly attributable to an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transportation.

Administrative expenses

For the second quarter of 2007, our administrative expenses, as a percent of net sales, increased from 2.9% for the three months ended June 30, 2006 to 4.2% for the three months ended June 30, 2007. Our administrative expenses, as a percent of net sales, increased from 3.3% for the six months ended June 30, 2006 to 3.9% for the six months ended June 30, 2007. The increase of the administrative costs was mainly caused by the extra $0.4 million payment toward insurance for our employees.

Selling and distribution expenses

Our selling and distribution expenses, as a percent of net sales, decreased from 4.9% for the three months ended June 30, 2006 to 4.7% for the three months ended June 30, 2007. Our selling and distribution expenses, as a percent of net sales, decreased slightly from 5.2% for the six months ended June 30, 2006 to 5.1% for the six months ended June 30, 2007. Changes in our selling and distribution expenses are typically in proportion to changes in our revenue.

Operating income and net income

Our operating income increased from $1.0 million, or 5.3% of net sales, for the three months ended June 30, 2006 to $1.2 million, or 4.3% of net sales, for the three months ended June 30, 2007. Our operating income increased from $2.1 million, or 5.2% of net sales, for the six months ended June 30, 2006 to $2.2 million, or 4.5% of net sales, for the six months ended June 30, 2007.

Net income for the three months ended June 30, 2007 was $723,000 or 2.7% of net sales, an increase of $153,000, from $570,000 or 2.9% of net sales, for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $1.3 million, or 2.6% of net sales, an increase of $206,000, from $1.1 million, or 2.7% of net sales for the six months ended June 30, 2006.

Material Changes in Financial Condition

The following table sets forth the changes in our cash flows appearing in our consolidated statements of cash flows (in thousands and U.S. dollars):

	Six months Ended June 30, 2007 (unaudited)	Six months Ended June 30, 2006 (unaudited)	Change
Net cash flows provided by (used in) operating activities	$(650)	$(1,693)	$1,043
Net cash flows provided by (used in) investing activities	(2,251)	(977)	(1,274)
Net cash flows provided by (used in) financing activities	2,594	2,374	220

Our primary source of cash flows is from our operations and bank loans. Our cash position decreased to $7.1 million as of June 30, 2007 from $7.2 million as of December 31, 2006.

Net cash flows used in operating activities

Net cash used in operating activities was $0.7 million for the six months ended June 30, 2007 compared to net cash used in operating activities of $1.7 million for the six months ended June 30, 2006.

Our trade receivables as of June 30, 2007 increased by almost $2.5 million from December 31, 2006 and almost $1.4 million since March 31, 2007. The trade receivables which are more than 60 days old are $7.6 million as of June 30, 2007. Our trade and other payables and accrued liabilities have decreased modestly by about $600,000, while our bank borrowing has increased by almost $2.9 million since December 31, 2006.

Net cash flows used in investing and financing activities

Net cash used in investing activities was more than $2.2 million for the six months ended June 30, 2007 compared to just less than $1.0 million for the six months ended June 30, 2006. Cash used in investing activities for the first quarter of 2007 was approximately $600,000 and for the second quarter of 2007 was approximately $900,000 towards settlement of payables in respect of acquisition of our land use rights. The balance due on the land use rights was $2.3 million as of December 31, 2006, and went down to $0.7 million as of June 30, 2007.

Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $2.4 million for the six months ended June 30, 2006. This change was the result of a net increase in bank loans of approximately $2.8 million — from $9.0 million as of December 31, 2006 to $11.8 million as of June 30, 2007. We also refinanced our bank loans. We have five unsecured loans from three banks with an aggregate principal amount of $11,835,000. These loans bear interest at a range of 6.12% to 6.57% and are due in one year.

We anticipate our capital expenditure for 2007 to be approximately $3.0 million of which approximately $0.8 million has been spent during the first six months of 2007. The capital for these expenditures is expected to be financed by our short term bank debt and operating income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $9.0 million as of December 31, 2006 to $11.8 million as of June 30, 2007. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $19,000 for the second quarter of 2007. Actual results may differ.

Foreign Exchange Risk

Substantially all of our revenues derived and expenses and liabilities incurred are in Renminbi. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. In July 2006, the PRC government reformed its foreign exchange regime by moving into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. A stronger Renminbi, although intended to reduce China’s trade surplus, make its imports cheaper, and boost domestic consumption, would also make our products more expensive to foreign buyers.

We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the quarter ended June 30, 2007 was not material to us.

Commodity Risk

Our principal main raw materials in manufacturing our products are petroleum and petrochemical products and, accordingly, we are exposed to market risk from price changes in crude oil and refined oil products. As of the date of this Quarterly Report, crude oil prices were trading at around $71 per barrel. Rising global demand for crude oil and geopolitical concerns, including unrest in Nigeria, violence in Iraq and rising resource nationalism in South America, create uncertainty and possibility of rising prices for the principal source raw material for our products’ raw materials.

We have not tried to reduce our exposure to such risk by using hedging transactions like forward commodity contracts. We may, however, do so in the future. Historically, we were unable to pass these cost increases on to our customers. Starting in 2006, we were permitted to raise the sales prices of our products and pass a portion of the cost increase on to our customers. We have been unable to pass along all of this cost increase. Our ability to increase the prices for our products will depend to a great extent on market competition and demand.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at the end of our most recent fiscal quarter ended June 30, 2007 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date management completed its evaluation.

Internal Control over Financial Reporting

On December 15, 2006, the SEC announced that it has further postponed the compliance date for reporting on internal control over financial reporting by non-accelerated filers regarding amendments to its rules under the Securities Exchange Act of 1934 that were adopted pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. These registrants were scheduled to include in their annual report, a report by management on their internal control over financial reporting and an accompanying auditor’s report, for fiscal years ending on or after July 15, 2005. However, due to the SEC’s announced postponement, they must now begin to comply in their annual reports for fiscal years ending on or after December 15, 2007. As a result, our management has been receiving proposals for the documentation and evaluation of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act in 2007. We anticipate that we will be in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act by December 31, 2007. In conjunction with the foregoing, there was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

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

Unregistered Sales of Securities

We did not issue any securities during the quarter ended June 30, 2007.

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended June 30, 2007.

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

August 28, 2007	COUGAR HOLDINGS INC.

	By	/s/ ZITONG LI
Zitong Li Chief Executive Officer (principal executive officer)

	By	/s/ FENGGANG WU
Fenggang Wu Chief Financial Officer (principal financial and accounting officer)