Form 10-Q
period 2007-09-30
COUGAR HOLDINGS INC
filed 2007-11-14
CIK 1165780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007

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

As of November 12, 2007, there were 20,000,000 shares of registrant’s common stock outstanding.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” in our most recent Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and under “Risk Factors” in this Quarterly Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology. A variety of factors, some of which are outside of our control, may cause our operating results to fluctuate significantly. They include:

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

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006
Revenue
Net sales	$26,128,420	$20,570,294	$74,537,157	$60,444,722
Cost of sales	(22,322,133)	(18,252,849)	(64,080,201)	(52,464,600)

Gross profit	3,806,287	2,317,445	10,456,956	7,980,122

Expenses
Administrative expenses	(1,029,134)	(683,467)	(3,062,834)	(2,128,692)
Research and development expenses	(8,566)	(8,663)	(20,599)	(16,638)
Other operating expenses	(30,329)	(84,550)	(77,475)	(125,489)
Selling and distributing costs	(1,614,454)	(951,604)	(4,065,237)	(3,040,203)

	(2,682,483)	(1,728,284)	(7,226,145)	(5,311,022)

Other operating income
Subsidy income from the PRC authorities for research and development, environmental and general operations	540	37,410	78,360	37,410

Operating income	1,124,344	626,571	3,309,171	2,706,510
Interest income	11,877	8,141	33,153	25,362
Other income	37,040	39,744	185,015	107,387
Finance costs	(139,204)	(141,486)	(504,673)	(499,190)
Equity share of the result of an investee	(14,285)	—	(14,285)	—

Income before taxes and minority interests	1,019,772	532,970	3,008,381	2,340,069
Income taxes – Note 4	(344,390)	(328,566)	(1,007,387)	(904,575)

Income before minority interests	675,382	204,404	2,000,994	1,435,494
Minority interests	(44,188)	15,986	(69,067)	(120,248)

Net income	$631,194	$220,390	$1,931,927	$1,315,246

Earnings per share: basic and diluted	$0.03	$0.01	$0.10	$0.06

Weighted average shares outstanding
- basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Stated in US Dollars)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,799,922	$5,699,955
Restricted cash	1,538,844	1,497,567
Marketable equity securities	232	223
Trade receivables (net of allowance for doubtful accounts of $3,039,466 in 2007 and $2,752,515 in 2006)	12,025,002	12,016,716
Amounts due from related parties	405,626	459,672
Other receivables (net of allowance for doubtful accounts of $1,017,639 in 2007 and $1,011,682 in 2006)	2,144,247	1,255,835
Inventories, net – Note 6	10,144,477	9,641,216
Prepaid expenses and deposits	2,448,681	2,494,148
Deferred taxes	1,294,214	1,243,765

Total current assets	35,801,245	34,309,097
Investment in unlisted equity securities at cost	320,160	307,680
Investment in an investee	726,120	—
Property, plant and equipment, net – Note 7	14,154,593	13,664,495
Land use rights – Note 8	5,280,132	5,153,186

TOTAL ASSETS	$56,282,250	$53,434,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$2,942,436	$5,141,396
Payable in respect of land use rights – Note 8	—	2,266,576
Other payables and accrued liabilities	5,655,374	4,581,445
Dividend payable – Note 14	2,717,365	2,611,441
Income tax payable	138,338	282,843
Unsecured short-term bank loans – Note 9	12,006,000	8,974,000

TOTAL LIABILITIES	23,459,513	23,857,701

MINORITY INTERESTS	1,668,546	1,535,708

STOCKHOLDERS’ EQUITY
Common stock: par value $0.001 per share
Authorized 60,000,000 shares in 2007 and 2006; issued and outstanding 20,000,000 shares in 2007 and 2006	20,000	20,000
Additional paid-in-capital	7,414,550	7,414,550
Statutory and other reserves	4,885,670	4,885,670
Accumulated other comprehensive income	2,919,959	1,738,744
Retained earnings	15,914,012	13,982,085

TOTAL STOCKHOLDERS’ EQUITY	31,154,191	28,041,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,282,250	$53,434,458

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2007	2006
Cash flows from operating activities
Net income	$1,931,927	$1,315,246
Adjustments to reconcile net income to net cash from (used in) operating activities:
Provision for doubtful debts	137,283	—
Depreciation and amortization	1,321,929	1,059,858
Equity share of the result of an investee	14,285	—
Minority interests	69,067	120,248
Changes in operating assets and liabilities:
Restricted cash	19,058	(7,232)
Trade receivables	297,450	(4,247,637)
Amounts due from related parties	73,528	(176,796)
Other receivables	(785,553)	180,988
Inventories	(109,842)	304,612
Prepaid expenses and deposits	143,556	(762,932)
Trade payables	(2,356,972)	722,526
Other payables and accrued liabilities	869,455	(138,437)
Income tax payable	(152,703)	(400,460)

Net cash flows from (used in) operating activities	1,472,468	(2,030,016)

Cash flows from investing activities
Payment for investment in an investee	(725,164)	—
Payments to acquire property, plant and equipment	(1,253,292)	(1,144,910)
Proceed from sales of property, plant and equipment	74,523	—
Payment for land use rights	(2,309,008)	(667,867)

Net cash flows used in investing activities	(4,212,941)	(1,812,777)

Cash flows from financing activities
Dividend paid to minority shareholders	—	(114,568)
New bank loans	11,754,000	2,494,000
Repayment of bank loans	(9,142,000)	—

Net cash flows provided by financing activities	2,612,000	2,379,432

Effect of foreign currency translation on cash and cash equivalents	228,440	65,608

Net increase (decrease) in cash and cash equivalents	99,967	(1,397,753)

Cash and cash equivalents, beginning of period	5,699,955	4,549,500

Cash and cash equivalents, end of period	$5,799,922	$3,151,747

Supplemental disclosures for cash flow information:
Cash paid for:
Interest	$548,929	$365,072
Income taxes	$1,098,524	$1,370,011

See the accompanying notes to condensed consolidated financial statements

COUGAR HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on April 12, 2007.

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

Investment in an investee

The Company holds 49% of equity interest in an investee. The Company accounts for its investment in an investee using the equity method of accounting.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation are provided using the straight-line method over the estimated useful lives at the following annual rates :-

Plant and buildings	2 – 7%
Machinery	5 –10%
Furniture, fixtures and equipment	5 – 10%
Motor vehicles	16%

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

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

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

Recent accounting pronouncements (cont’d)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financial statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

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

4.	INCOME TAXES

Income taxes are calculated at 33% on the estimated assessable profits of subsidiaries operating in the PRC.

5.	COMPREHENSIVE INCOME

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006
Net income	$631,194	$220,390	$1,931,927	$1,315,246
Foreign currency translation adjustments	439,841	297,829	1,181,215	485,666

Total comprehensive income	$1,071,035	$518,219	$3,113,142	$1,800,912

6.	INVENTORIES

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Raw materials	1,305,003	$1,825,611
Work-in-progress	1,834,636	1,313,199
Finished goods	7,209,023	6,698,632

	10,348,662	9,837,442
Provision for obsolete inventories	(204,185)	(196,226)

	10,144,477	$9,641,216

7.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Plant and buildings	$7,925,123	$7,549,777
Machinery	16,775,458	16,099,733
Furniture, fixtures and equipment	34,013	27,314
Motor vehicles	453,337	435,666

	25,187,931	24,112,490
Accumulated depreciation	(12,887,024)	(11,165,920)

	12,300,907	12,946,570
Construction in progress	1,853,686	717,925

	$14,154,593	$13,664,495

8.	LAND USE RIGHTS

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Cost	$5,471,640	$5,258,353
Accumulated amortization	(191,508)	(105,167)

	$5,280,132	$5,153,186

In December 2004, the Company entered into an agreement with a PRC state owned enterprise (“SOE”) to purchase land use rights at a total consideration of $4,034,420. $2,309,008 and $667,867 were paid during the nine months ended September 30, 2007 and 2006 respectively. The payment of $2,309,008 included settlement of $746,920 in relation to the incidental costs for the acquisition. The Company cannot freely transfer the lands before making final payment to the SOE. These land use rights cover the usage of the lands for a period of 50 years from January 2006 to December 2055.

9.	UNSECURED SHORT-TERM BANK LOANS

During the nine months ended September 30, 2007, the Company negotiated three unsecured loans from three banks with aggregate principal of $12,006,000 (equivalent to RMB90,000,000). These loans bear interest in the range of 6.12% to 6.57% per annum and are repayable within one year.

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

	Local sales Nine months ended September 30, (Unaudited)		Export sales Nine months ended September 30, (Unaudited)		Total Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006
Revenue from external customers	$48,581,544	$39,733,262	$25,955,613	$20,711,460	$74,537,157	$60,444,722

Segment profit	$2,708,967	$1,869,274	$299,414	$471,839	$3,008,381	$2,341,113

	Local sales Three months ended September 30, (Unaudited)		Export sales Three months ended September 30, (Unaudited)		Total Three months ended September 30, (Unaudited)
	2007	2006	2007	2006	2007	2006
Revenue from external customers	$16,646,028	$14,311,479	$9,482,392	$6,258,815	$26,128,420	$20,570,294

Segment profit	$972,972	$354,416	$46,800	$179,190	$1,019,772	$533,606

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Segment assets	$46,802,581	$44,387,306	$9,159,277	$8,739,249	$55,961,858	$53,126,555

During the nine months ended September 30, 2007 and 2006, no customers contributed 10% or more of the Company’s consolidated revenue.

11.	SEGMENT INFORMATION (CONT’D)

Reconciliations are provided for unallocated amounts relating to corporate operations which are not included in the segment information.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006
Total profit for reportable segments	$1,019,772	$533,606	$3,008,381	$2,341,113
Unallocated amounts relating to other general expenses	—	(636)	—	(1,044)

Income before income taxes and minority interests	$1,019,772	$532,970	$3,008,381	$2,340,069

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Total assets for reportable segments	$55,961,858	$53,126,555
Unallocated amounts relating to :-
Marketable equity securities	232	223
Investment in unlisted equity securities	320,160	307,680

Total assets	$56,282,250	$53,434,458

All of the Company’s long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on location of the customers, is set out as follows :-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2007	2006	2007	2006
The PRC	$16,646,028	$14,311,479	$48,581,545	$39,733,262
Asia Pacific	1,227,114	783,223	3,087,411	1,879,172
Japan	2,729,562	1,505,602	6,885,208	5,245,595
Korea	465,797	514,267	1,732,390	2,161,324
Taiwan	906,068	922,560	2,846,728	2,435,308
Germany	130,054	285,278	663,703	1,105,451
Europe	726,917	312,847	2,085,186	1,383,750
Indonesia	807,843	456,182	2,112,177	1,084,556
The United States and Canada	2,316,417	1,434,167	6,189,374	5,295,720
Other countries	172,620	44,689	353,435	120,584

Total	$26,128,420	$20,570,294	$74,537,157	$60,444,722

12.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan for all qualified employees in the PRC. The employer and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statement of operations. The Company contributed $344,008 and $347,616 for the nine months ended September 30, 2007 and 2006 respectively and contributed $117,571 and $187,611 for the three months ended September 30, 2007 and 2006 respectively.

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

This dividend payable represents the dividends declared by the subsidiary, Wuhan Youji Industries Co., Limited (“Wuhan Youji”) to its former stockholders before privatization in 2003. One of them is also a current stockholder of the Company. As of September 30, 2007, $920,460 was payable to this current stockholder whilst $1,796,905 was payable to former stockholders of Wuhan Youji.

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

We are also confronted with the worldwide increase in the cost of petroleum. The rising costs of our raw materials, from the rising cost of crude oil, had resulted in an increase in cost of sales and corresponding drop in our gross profit. The rising cost of petroleum has also impacted our customers. As a result of the increased production costs faced by many of our customers, our customers have cut their production reducing demand for our products. Our customers have experienced, similar to our experience, an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transporting products, again, the result of the increase in the cost of gasoline.

We have undertaken a strategic approach to improve our profitability which has returned positive results. We have pursued a business strategy to increase market share by expanding our markets outside of China by aggressively promoting our company’s and our products’ reputation, including the quality of our products and the efficiency of our customer service. We have also improved our gross profits by reducing our marginal costs as a result of our investment in additional production capacity. As a result of these efforts, we have significantly improved our performance for the third quarter of 2007 compared to the same period of 2006.

References to our financial statements refer to the unaudited consolidated financial statements of Cougar Holdings Inc. for the nine and three months ended September 30, 2007 and 2006 accompanying this Form 10-Q.

Material Changes in Results of Operations

The following tables sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations (in thousands and U.S. dollars):

	Nine Months Ended September 30, 2007 (unaudited)		Nine Months Ended September 30, 2006 (unaudited)		Three Months Ended September 30, 2007 (unaudited)		Three Months Ended September 30, 2006 (unaudited)
Net sales	$74,537	100.0%	$60,445	100.0%	$26,128	100.0%	$20,570	100.0%
Cost of goods sold	(64,080)	(86.0)%	(52,465)	(86.8)%	(22,322)	(85.4)%	(18,252)	(88.7)%
Gross profit	10,457	14.0%	7,980	13.2%	3,806	14.6%	2,318	11.3%
Administrative expenses	(3,063)	(4.1)%	(2,129)	(3.5)%	(1,029)	(3.9)%	(683)	(3.3)%
Selling and distribution expenses	(4,065)	(5.5)%	(3,040)	(5.0)%	(1,614)	(6.2)%	(952)	(4.6)%
Other expenses	(98)	(0.1)%	(142)	(0.2)%	(39)	(0.1)%	(93)	(0.5)%
Other operating income	78	0.1%	37	0.1%	1	<0.1%	37	0.2%
Operating income	3,309	4.4%	2,706	4.5%	1,125	4.3%	627	3.0%
Finance cost	(505)	(0.7)%	(499)	(0.8)%	(139)	(0.5)%	(141)	(0.7)%
Income before taxes and minority interest	3,008	4.0%	2,340	3.9%	1,020	3.9%	533	2.6%
Tax expense	(1,007)	(1.4)%	(905)	(1.5)%	(345)	(1.3)%	(329)	(1.6)%
Minority interest	(69)	(0.1)%	(120)	(0.2)%	(44)	(0.2)%	16	(0.1)%
Net income	1,932	2.6%	1,315	2.2%	631	2.4%	220	1.1%

Net sales

Net sales increased by $14.1 million, or 23.3%, to $74.5 million for the nine months ended September 30, 2007 from $60.4 million for the nine months ended September 30, 2006. Net sales increased by $5.6 million, or 27.0%, to $26.1 million for the three months ended September 30, 2007 from $20.6 million for the three months ended September 30, 2006.

As described above, we have significantly improved our revenues for the three and nine months ended September 30, 2007 compared to the same periods of 2006 as a result of our market expansion efforts.

Cost of sales and gross profit

Cost of sales increased $11.6 million from $52.5 million for the nine months ended September 30, 2006 to $64.1 million for the nine months ended September 30, 2007. Gross profit increased $2.5 million to $10.5 million for the nine months ended September 30, 2007 from $8.0 million for the nine months ended September 30, 2006.

Our cost of sales, as a percent of net sales, slightly decreased from 86.8% for the nine months ended September 30, 2006 to 86.0% for the nine months ended September 30, 2007, and our gross profit, as a percent of net sales, increased from 13.2% for the nine months ended September 30, 2006 to 14.0% for the nine months ended September 30, 2007.

Cost of sales increased $4.1 million from $18.2 million for the three months ended September 30, 2006 to $22.3 million for the three months ended September 30, 2007. Gross profit increased $1.5 million to $3.8 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006.

Our cost of sales, as a percent of net sales, significantly decreased from 88.7% for the three months ended September 30, 2006 to 85.4% for the three months ended September 30, 2007, and our gross profit, as a percent of net sales, correspondingly increased from 11.3% for the three months ended September 30, 2006 to 14.6% for the three months ended September 30, 2007.

Although we have significantly increased our revenues, we have, along with other production facilities in China, experienced a significant increase in the cost of production, which is mainly attributable to an increase in the cost of raw materials, principally petroleum-based materials, and an increase in the cost of transportation.

Administrative expenses

For the first nine months of 2007, our administrative expenses, as a percent of net sales, increased from 3.5% for the nine months ended September 30, 2006 to 4.1% for the nine months ended September 30, 2007. For the third quarter of 2007, our administrative expenses, as a percent of net sales, increased from 3.3% for the three months ended September 30, 2006 to 3.9% for the three months ended September 30, 2007. The increase of the administrative costs was mainly caused by the increasing of the costs of the insurance fees for our employees.

Selling and distribution expenses

Our selling and distribution expenses, as a percent of net sales, increased from 5.0% for the nine months ended September 30, 2006 to 5.5% for the nine months ended September 30, 2007. Our selling and distribution expenses, as a percent of net sales, increased from 4.6% for the three months ended September 30, 2006 to 6.2% for the three months ended September 30, 2007. The increase in our selling and distribution expenses was mainly caused by the increased cost for the transportation and packing of our products. Changes in our selling and distribution expenses are typically in proportion to changes in our revenue.

Operating income and net income

Our operating income increased from $2.7 million, or 4.5% of net sales, for the nine months ended September 30, 2006 to $3.3 million, or 4.4% of net sales, for the nine months ended September 30, 2007. Our operating income increased from $0.6 million, or 3.0% of net sales, for the three months ended September 30, 2006 to $1.1 million, or 4.3% of net sales, for the three months ended September 30, 2007.

Net income increased to $1.9 million, or 2.6% of net sales, for the nine months ended September 30, 2007 from $1.3 million, or 2.2% of net sales for the nine months ended September 30, 2006. Net income increased to $0.6 million, or 2.4% of net sales, for the three months ended September 30, 2007 from $0.2 million, or 1.1% of net sales, for the three months ended September 30, 2006.

Material Changes in Financial Condition

The following table sets forth the changes in our cash flows appearing in our consolidated statements of cash flows (in thousands and U.S. dollars):

	Nine months Ended September 30, 2007 (unaudited)	Nine months Ended September 30, 2006 (unaudited)	Change
Net cash flows provided by (used in) operating activities	$1,472	$(2,030)	$3,502
Net cash flows provided by (used in) investing activities	(4,213)	(1,813)	(2,400)
Net cash flows provided by (used in) financing activities	2,612	2,379	233

Our primary source of cash flows is from our operations and bank loans. Our cash position increased to $5.8 million as of September 30, 2007 from $5.7 million as of December 31, 2006.

Net cash flows used in operating activities

Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2007 compared to net cash used in operating activities of $2.0 million for the nine months ended September 30, 2006. The increase of the net cash from the operations was mainly attributed to the favorable market situation this year and the increase of the net revenue.

Our trade receivables as of September 30, 2007 decreased by $2.5 million since June 30, 2007. Our trade and other payables and accrued liabilities have increased by about $1.1 million since December 31, 2006, while our bank borrowing has increased by more than $3.0 million since December 31, 2006.

Net cash flows used in investing and financing activities

Net cash used in investing activities was more than $4.2 million for the nine months ended September 30, 2007 compared to $1.8 million for the nine months ended September 30, 2006. Cash used in investing activities for the first nine months of 2007 was approximately $3.6 million and for the third quarter of 2007 was approximately $1.3 million for the payment of the final land acquisition rights and the acquisition of equipment for toluene chlorinization.

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2006. This change was the result of a net increase in bank loans of approximately $3.0 million — from $9.0 million as of December 31, 2006 to $12.0 million as of September 30, 2007. All currently outstanding loans were negotiated during the second quarter of 2007. Our loans are all one year short-term loans.

We anticipate our capital expenditure for 2007 to be approximately $3.0 million of which approximately $1.3 million has been spent during the first nine months of 2007. The capital for these expenditures is expected to be financed by our short-term bank debt and operating income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our bank loans expose our earnings to changes in short-term interest rates, since interest rates on the underlying obligations are either variable or fixed for such a short period of time as to effectively become variable. Our short term bank borrowing increased from $9.0 million as of December 31, 2006 to $12.0 million as of September 30, 2007. The impact on earnings of a hypothetical 10% increase or decrease in our interest rate on our outstanding debt would have been approximately $14,000 for the third quarter of 2007. Actual results may differ.

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

We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the quarter ended September 30, 2007 was not material to us.

Commodity Risk

Our principal main raw materials in manufacturing our products are petroleum and petrochemical products and, accordingly, we are exposed to market risk from price changes in crude oil and refined oil products. As of the date of this Quarterly Report, crude oil prices were trading at around $97 per barrel. Rising global demand for crude oil and geopolitical concerns, including unrest in Nigeria, violence in Iraq and rising resource nationalism in South America, create uncertainty and possibility of rising prices for the principal source raw material for our products’ raw materials.

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

Our management carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures at the end of our most recent fiscal quarter ended September 30, 2007 are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date management completed its evaluation.

Our delay in filing our Form 10-Q for the second quarter of 2007 was a result of our senior officers traveling outside the country and our inability to communicate when the filing was due. We are considering measures to assure that future filings not be delayed as a result of management’s business traveling schedules.

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

Unregistered Sales of Securities

We did not issue any securities during the quarter ended September 30, 2007.

Repurchase of Securities

We did not repurchase any shares of our common stock during the quarter ended September 30, 2007.

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

November 13, 2007		COUGAR HOLDINGS INC.

	By	/s/ ZITONG LI
Zitong Li
Chief Executive Officer
(principal executive officer)

	By	/s/ FENGGANG WU
Fenggang Wu
Chief Financial Officer
(principal financial and accounting officer)